Form 10-K405
period 1994-12-31
USP REAL ESTATE INVESTMENT TRUST
filed 1995-03-28
CIK 102438

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended       Commission file number 0-
December 31, 1994                  7589


             USP  REAL  ESTATE  INVESTMENT  TRUST
    (Exact name of registrant as specified in its charter)

             Iowa                         42-6149662
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)        Identification No.)

 4333 Edgewood Road N.E., Cedar               52499
           Rapids, IA                      (Zip Code)
 (Address of principal executive
            offices)


Registrant's telephone number, including area code:  (319) 398-
                             8975


  Securities registered pursuant to Section 12(b) of the Act:

                             None

  Securities registered pursuant to Section 12(g) of the Act:

          Shares of Beneficial Interest, $1 Par Value
                       (Title of Class)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ X ]

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 1, 1995 was $10,627,892.

The number of shares of beneficial interest of the registrant outstanding at March 1, 1995 was 3,880,000.

              DOCUMENTS INCORPORATED BY REFERENCE

                             None.
Part I.

Item 1.  Business

The Trust

USP Real Estate Investment Trust is an equity-oriented real estate investment trust organized under the laws of the State of Iowa pursuant to a Declaration of Trust as amended and restated through April 23, 1984. The Trust was formed on March 10, 1970 to provide its shareholders with an opportunity to participate in the benefits of real estate investment and at the same time enjoy the liquidity and marketability resulting from the ownership of securities which are publicly-traded.

USP has elected to qualify as a real estate investment trust under the Internal Revenue Code. As a result of this election, the Trust is not taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 95% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a real estate investment trust.

The Trust has no employees as all services necessary to conduct the day-to-day operations are performed by AEGON USA Realty Advisors, Inc. ("AEGON Realty Advisors") and its affiliates. (See Note 5 to the Financial Statements.)

Investment Policy

The Trust's primary investment objective is to invest in real estate which will provide the best available cash flow and offer prospects for long-term appreciation in value. The Trust selectively sells property when it is determined that a sales transaction will economically benefit the Trust through the realization of capital gains. The Trust has not acquired property with a view to realizing appreciation from short-term sales.

The Trust has sought to achieve its investment objectives by investing principally in the direct ownership of real estate.
Short-term cash investments are made in high-quality commercial paper, money market funds and certificates of deposit.

At December 31, 1994, six commercial properties were being leased on a managed basis and one property was leased on a net lease basis. All managed properties, with one exception, have at least one tenant representing more than 20% of the revenue from that property, and the Kroger Company represents more than 10% of the total revenue of the Trust under a lease expiring in April 2012.

Source of Funds and Financing

The principal source of funds for investment by USP was $25 million in proceeds from its initial public offering of shares. The Trust ceased the issuance of shares from this offering in 1978. The Trust completed a secondary offering of its shares in 1988, raising nearly $10 million. Since substantially all of the Trust's net income must be distributed to shareholders in order to qualify as a real estate investment trust, USP has relied primarily on cash generated from operations and property sales in excess of shareholder distributions, along with long-term borrowings secured by mortgages on specific properties, to finance real estate investments. Outstanding indebtedness of USP may not, according to the Declaration of Trust, exceed four hundred percent of the Trust's net assets (shareholders' equity plus accumulated depreciation). The aggregate principal amount of long-term mortgage indebtedness and net assets of the Trust as of December 31, 1994 were $16,853,303 and $26,340,050, respectively.

The Trust may finance future real estate investments through additional borrowings secured by mortgages on the Trust's real estate properties. USP currently has no commitments or arrangements for any such financing and there can be no assurance that suitable financing will be available on terms satisfactory to the Trust in the future. At December 31, 1994, the Trust had available a $500,000 bank line of credit on an uncommitted basis, draws against which must be collateralized by securities or other assets.

Mortgage Loans Receivable

In December 1990, the Trust sold Hickory Hills Shopping Center in Hillsville, Virginia and College Square Shopping Center in Jefferson City, Tennessee. The Trust provided mortgage loan financing for these sales in the amount of $525,000 for Hickory Hills and $1,125,000 for College Square. The loans mature on December 20, 1997 and yield 9.5% to the Trust.

Competition

USP's portfolio competes with other similar properties in its respective markets, some of which are newer than the USP properties. A strengthening U.S. economy, a low level of commercial real estate construction, and strong leasing efforts were factors resulting in improvement in the occupancy of Trust properties during the last three years. Overall occupancy for the entire portfolio was 96% at December 31, 1994, 95% at December 31, 1993, and 92% at December 31, 1992.

Item 2.  Properties

Real Estate Investments

The Trust has direct ownership of seven commercial real estate properties. These real estate investments are diversified geographically with 57% of the portfolio located in the Southeast, 22% in the Southwest and 21% in the Great Lakes
Region based on the cost of the properties.

Properties owned by the Trust are leased to tenants either on a managed basis or under net lease arrangements. As the owner of managed property the Trust receives gross rentals and incurs operating expenses, such as property taxes, insurance, repairs, maintenance and common area utilities. Under net lease arrangements, the tenant, rather than the Trust, pays all operating expenses related to the leased premises. At December 31, 1994, six commercial properties were being leased on a managed basis and one property was leased on a net lease basis.

The six managed commercial properties consisted of five shopping centers and one business park. Managed commercial properties comprised 95% of the Trust's investment portfolio in 1994, compared to 95% in 1993 and 96% in 1992. Managed commercial properties provided 91% of USP's annual revenue in 1994, compared to 92% in 1993 and 90% in 1992. All managed properties, with one exception, have at least one tenant representing more than 20% of the revenue from that property, and the Kroger Company represents more than 10% of the total revenue of the Trust under a lease expiring in April 2012.

The net leased property is an office/warehouse which represented approximately 5% of the Trust's investment portfolio in 1994, 5% in 1993 and 4% in 1992, and generated 6% of the Trust's annual revenue in 1994, 1993, and 1992.

The Trust's real estate investments are not expected to be substantially affected by federal, state or local laws and regulations establishing ecological or environmental restrictions on the development and operations of such property. The existence and/or enactment of such provisions may reduce the Trust's ability to fulfill its investment objectives.

Recent Transactions

The Trust entered into a ten-year lease effective July 15, 1994 with a furniture store at First Tuesday Mall in Carrollton, Georgia for 23,040 square feet of space. Under the lease, rents of $62,208 per year commenced on August 1, 1994, with a scheduled rent increase after five years. In order to secure this lease, the Trust paid a lease commission of $33,606 which will be amortized over the lease term.

The Trust sold Midway Business Park in Tucson, Arizona on September 16, 1994, realizing a gain of $788,588. The sale price for Midway was $4,800,000 from which the Trust paid selling expenses of $158,580 and retired mortgage indebtedness on the property of $3,141,973. A portion of the net proceeds was used to prepay a mortgage loan on First Tuesday Mall on January 31, 1995. The prepayment amount, including a 1% fee to the lender, was $1,147,526. The annual debt service on this mortgage was $229,068, including interest at 10%.

Item 3.  Legal Proceedings

Legal Proceedings

The Trust is not a party to any pending legal proceedings which, in the opinion of management, are material to the Trust's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

Distribution Information

The Trust is required to distribute at least 95% of its taxable income to continue its qualification as a real estate investment trust. Although the Trust expects to continue making distributions to shareholders, there is no assurance of future distributions, since they are dependent upon earnings, cash flow, the financial condition of the Trust and other factors.

Income Tax Information

The percentages indicated below, multiplied by the amount of distributions received or reinvested during the year, result in the amount to be reported for income tax purposes. A Form 1099 is mailed to shareholders at the end of each year reflecting the distributions paid by the Trust in that year.

Dividend Character
                      1994      1993       1992


Ordinary income        73.71%    78.03%     19.31%

Capital gains          26.29%         _     12.60%

Return of capital           _    21.97%     68.09%

Total                 100.00%   100.00%    100.00%

Distributions             .25       .24        .36
paid, per share

Identification of Market and Price Range

At March 1, 1995, the Trust had 3,880,000 shares of beneficial interest issued and outstanding to 2,394 shareholders of record. The Trust's shares of beneficial interest are traded over-the-counter on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol USPTS. At March 1, 1995, the Trust's per share bid and asked prices were $3.875 and $4.125, respectively, as obtained from John G. Kinnard & Co., Inc., Minneapolis, Minnesota, Wedbush/Morgan Securities, Inc., Newport Beach, California, Stifel Nicolaus, St. Louis, Missouri, and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Trust. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Market Price Range

                           Over-the-Counter Bid Price
Quarter Ended           High          Low           Close

1994
March 31               3 3/8            3          3 1/8
June 30                3 1/8        2 3/4              3
September 30           3 3/8            3          3 1/4
December 31            3 1/4        2 7/8              3

1993
March 31               2 3/8       1 9/16          2 3/8
June 30                2 3/4        2 3/8          2 5/8
September 30           3 3/8        2 5/8          3 3/8
December 31            4 1/4        3 1/4          3 3/8

Item 6.  Selected Financial Data

Years Ended December      1994         1993          1992         1991          1990
31

Revenue                  6,179,495     6,272,463    5,929,073     6,478,555   7,241,400
Earnings from              934,605       715,746      282,401       627,661     701,534
Operations
Net Gain on Sale or
  Disposition of           788,588             _      175,991       181,359     710,506
Property
Provision for                    _             _            _             _   (200,000)
Valuation Loss

Net Earnings             1,723,193       715,746      458,392       809,020   1,212,040

Distributions to         1,008,800       931,200    1,241,600     2,134,000   2,328,000
Shareholders

Per Share*
Earnings from                  .24           .18          .07           .16         .18
Operations
Net Earnings                   .44           .18          .12           .21         .31
Distributions to               .26           .24          .32           .55         .60
Shareholders

Real Estate and
Mortgage Loans          31,237,604    35,782,150   36,631,659    37,328,542  41,562,326
  Receivable
Total Assets            34,333,593    37,487,867   38,235,283    40,132,321  45,122,439
Mortgage Loans          16,853,303    20,387,645   20,855,442    21,557,645  25,024,932
Payable
Total Liabilities       17,720,310    21,588,977   22,120,939    23,234,769  26,899,907
Shareholders' Equity    16,613,283    15,898,890   16,114,344    16,897,552  18,222,532

* Per share amounts for Earnings from Operations and Net Earnings are based on the weighted average number of shares outstanding for each period. Per share amounts for Distributions to Shareholders are based on the actual number of shares outstanding on the respective record dates.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


The discussion that follows should be read in the general context of the discussion in "Item 1 Business" and "Item 2
Properties" on pages 2 and 3 of this report.

Results of Operations

Growth in the U.S. economy continued in 1994 at a robust pace. Job growth was significant as evidenced by a 3 million year-to-year increase in non-agricultural employment through mid-1994, outpacing the 2.1 million gain during the same period a year earlier. Retail sales increased at an estimated annual pace of 7.8% during the first nine months of 1994 compared to 6.3% over the same period in 1993. The Trust benefited from these positive economic factors and experienced improvements in portfolio occupancy rate and operating results in 1994.

The Trust sold Midway Business Park in Tucson, Arizona on September 16, 1994 for $4,800,000, recognizing a gain on the sale of $788,588. In October 1994, the Trust completed the repair of Presidential Business Park in Atlanta, Georgia, which was damaged by fire in the fourth quarter of 1993. The Trust was insured against this loss including loss of rents from displaced tenants. Therefore, there was no significant impact on earnings from this event.

On February 1, 1995, the Trust announced that it had begun exploring strategic alternatives to maximize shareholder value. Such alternatives may include a business combination or sale of the Trust's assets. The decision reflects the opinion of the Trust's board of trustees that recent market prices for the Trust's shares have not adequately reflected the value of the Trust.

1994 compared to 1993

Rental income was $5,960,114 in 1994 compared to $6,077,305 in 1993 which represents a decrease of 2%. However, rental income from properties owned throughout both years increased 3% from $5,082,726 in 1993 to $5,222,406 in 1994 primarily due to higher occupancy rates. Interest income was $219,381 in 1994 compared to $195,158 in 1993, an increase of 12%, due to higher investable cash balances and higher interest rates received on these balances in 1994.

Kingsley Square in Orange Park, Florida recorded higher rents of $50,000 (7% over 1993) as a result of increases in average occupancy and rental rates. The Trust entered into a new lease in 1994 with a furniture store for 23,040 square feet at First Tuesday Mall in Carrollton, Georgia which was the primary reason for a $42,000 or 5% increase in rents at this property. (See discussion under "Item 2 Properties - Recent Transactions.") Rental income at Mendenhall Commons in Memphis, Tennessee increased $52,000 or 6% due primarily to increased tenant expense recoveries. Presidential Drive in Atlanta, Georgia recorded a revenue increase of $62,000 or 25% in 1994 due to increased rental rates and recovery of delinquent rents which had been considered uncollectible. As mentioned above, insurance covered the loss of rents from several tenants which were displaced at this property during a portion of 1994. North Park Plaza in Phoenix, Arizona and Yamaha Warehouse in Cudahy, Wisconsin recorded moderate revenue increases in 1994. Geneva Square in Lake Geneva, Wisconsin was the only property showing a decline in revenues, as rental income fell $91,000 or 8% due to a decrease in occupancy from 1993, a year in which the property operated at 100% occupancy for most of the year.

Property expenses before depreciation were $1,928,502 in 1994 compared to $1,957,429 in 1993 which represents 32% of rental income for both years. The primary reason for the decrease was the sale of Midway in September 1994. Midway's property expenses before depreciation declined $106,000 in 1994 due to the partial year of operation by the Trust. On a same property basis, property expenses before depreciation increased to $1,594,949 in 1994 from $1,517,985 in 1993. Real estate taxes increased $12,000 in 1994 as a result of an $82,000 increase at Mendenhall Commons due to a tax refund received in 1993, which was partially offset by tax decreases at First Tuesday, North Park, and Midway (due to the partial year of operation). All wages and salaries were incurred in connection with the operation of Midway, the sale of which resulted in a $12,000 decrease in this expense. Repairs and maintenance expense increased $28,000 as a result of a $68,000 increase at First Tuesday due to higher remodeling expenditures for new and existing tenants, which was partially offset by a $42,000 decline at Midway due to the partial year of operations. Other property expenses were $33,000 lower in 1994 because of a consulting fee paid in 1993 to obtain the tax refund at Mendenhall and a reduction in advertising expense in 1994. Depreciation expense declined $68,000 in 1994 due primarily to the Midway sale. Interest expense decreased $244,000 as a result of lower interest rates negotiated in connection with refinancing the mortgage loans on Geneva Square and Midway in the first quarter of 1994 and the payoff of the mortgage on Midway upon sale of the property. Administrative expense increased $28,000 in 1994 as a result of increases in legal, mailing, and printing costs.

Earnings from operations were $934,605 in 1994 compared to $715,746 in 1993 which represents an increase of 31% primarily due to the significant decline in total expenses, as more fully described above. With the $788,588 gain recognized on the sale of Midway, 1994 net earnings were $1,723,193 compared to 1993 net earnings of $715,746.

1993 compared to 1992

Rental income was $6,077,305 in 1993 compared to $5,720,060 in 1992 which represents an increase of 6%. The Trust's properties enjoyed generally higher occupancy rates in 1993 which caused base rents and tenant expense recoveries to increase. Revenue at Kingsley Square in Orange Park, Florida increased by $93,000 or 16% due to higher occupancy resulting from new leasing activity in connection with an exterior renovation project completed in 1992. Geneva Square in Lake Geneva, Wisconsin enjoyed 100% occupancy during most of the year resulting in an increase in rents of $97,000 or 10%. North Park Plaza in Phoenix, Arizona recorded a revenue gain of $61,000 or 6% due to a higher average occupancy rate during the year. Midway Business Park in Tucson, Arizona also had improved occupancy resulting in a revenue increase of $121,000, a gain of 14% from the prior year. Rents at the Trust's other four properties were stable over the two year period, with two properties recording moderate increases in 1993 and two properties recording moderate decreases in 1993. Interest income was $195,158 in 1993 compared to $209,013 in 1992, a decline of 7%, due to reduced funds available for investment.

Property expenses before depreciation were $1,957,429 in 1993 compared to $1,958,575 in 1992 which represents 32% and 35% of rental income, respectively. Contributing to the decrease in property expenses was a $73,000 reduction in real estate taxes, primarily attributable to a tax refund at Mendenhall Commons in Memphis, Tennessee, which was also passed through to tenants pursuant to their leases. In addition, wages and salaries declined by $32,000 as a result of restructuring the on-site management office at Midway Business Park. These decreases were offset by a $129,000 increase in repairs and maintenance attributable to several properties and a $7,000 increase in property insurance expense due to higher premiums. Management fees also increased $19,000 corresponding to the increase in rental income. Other property expenses decreased by $55,000 as the Trust reduced advertising and lease commission expenses from the relatively high levels of 1992, a year in which a significant amount of new leasing occurred. Administrative expenses were also lower in 1993, decreasing $54,000 due primarily to the Trust not obtaining a third-party appraisal opinion for its real estate portfolio.

The net effect of significantly higher revenues and marginally lower expenses was an increase in net earnings to $715,746 in 1993 compared to $458,392 in 1992, a gain of 56%.

Liquidity and Capital Resources

The Trust's capital resources consist of its current equity in real estate investments and mortgage loans receivable. The Trust maintains its properties in good condition and provides adequate insurance coverage. Liquidity is represented by cash and cash equivalents ($2,086,511 at December 31, 1994), a $500,000 line of credit (see discussion under "Item 1 Business
- - Source of Funds and Financing"), and the continued operation of the Trust's real estate portfolio. This liquidity is considered sufficient to meet current obligations.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $1,564,985 for the year ended December 31, 1994. Major applications of cash in 1994 included $305,050 for capital expenditures on real estate properties, $970,000 for dividends to shareholders, and $585,070 in principal payments on mortgage loans payable. In addition, capital expenditures of approximately $170,000 are anticipated for 1995.

The Trust's debt service commitments for mortgage loans payable are described in Note 6 to the Financial Statements. In January 1995, the Trust used cash of $1,147,526 to prepay a mortgage loan on First Tuesday Mall. (See Note 6 to the Financial Statements.) The Publix Supermarkets lease at Kingsley Square was extended effective February 11, 1995 for a five-year term. The lease extension requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. (See Note 7 to the Financial Statements.) As of December 31, 1994, there were no other material commitments.

The Board of Trustees continues to monitor occupancies, leasing activity, overall Trust operations, liquidity, and financial condition in determining quarterly distributions to shareholders.

Inflation

Low to moderate levels of inflation during the past few years have favorably impacted the Company's operation by stabilizing operating expenses. At the same time, low inflation has the indirect effect of reducing the Company's ability to increase tenant rents. The Trust's properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Trust's real estate portfolio as compared to short-term investment vehicles.
Item 8.  Financial Statements and Supplementary Data

Balance Sheets

                                                  December 31,
                                      1994                           1993
Assets
Real estate
Land                                   9,666,409                    11,241,492
Buildings and improvements            29,985,157                    32,873,694
                                      39,651,566                    44,115,186
Less accumulated depreciation        (9,726,767)                   (9,668,323)
                                      29,924,799                    34,446,863
Mortgage loans receivable,
net of deferred gain                   1,312,805                     1,335,287
Real estate and mortgage loans        31,237,604                    35,782,150
receivable
Cash and cash equivalents              2,086,511                       681,277
Rents and other receivables              535,792                       648,811
Prepaid and deferred expenses            316,921                       324,577
Taxes held in escrow                     156,765                        51,052
                                      34,333,593                    37,487,867
Liabilities and Shareholders'
Equity
Liabilities
Mortgage loans payable                16,853,303                    20,387,645
Accounts payable and accrued             494,922                       811,215
expenses
Distribution declared                    271,600                       232,800
Tenant deposits                           73,989                       132,541
Other                                     26,496                        24,776
                                      17,720,310                    21,588,977
Shareholders' Equity
Shares of beneficial interest,
$1 par value,
20,000,000 shares authorized,
3,880,000
shares issued and outstanding          3,880,000                     3,880,000
Additional paid-in capital, net
of cumulative
distributions in excess of
earnings
of $16,382,559 in 1994 and 1993       12,018,890                    12,018,890
Undistributed net earnings               714,393                             _
                                      16,613,283                    15,898,890
                                      34,333,593                    37,487,867

See the accompanying notes to financial statements.

Statements of Earnings

                         Years Ended December 31,
                             1994           1993           1992
Revenue
Rents                        5,960,114      6,077,305      5,720,060
Interest                       219,381        195,158        209,013

                             6,179,495      6,272,463      5,929,073

Expenses
Property expenses:
Real estate taxes              800,921        789,315        862,456
Wages and salaries              19,354         31,618         63,414
Repairs and maintenance        505,915        477,718        349,214
Utilities                      141,019        140,662        137,548
Management fee                 277,945        287,608        268,259
Insurance                       56,246         70,088         62,630
Other                          127,102        160,420        215,054

Property expenses,
excluding                    1,928,502      1,957,429      1,958,575
  depreciation
Depreciation                   960,227      1,027,956      1,014,188

Total property expenses      2,888,729      2,985,385      2,972,763
Interest                     1,953,117      2,196,729      2,245,934
Administrative expense         403,044        374,603        427,975

                             5,244,890      5,556,717      5,646,672

Earnings from operations       934,605        715,746        282,401

Net gain on sale of            788,588              _        175,991
property

Net earnings                 1,723,193        715,746        458,392

Net earnings per share             .44            .18            .12

Distributions to             1,008,800        931,200      1,241,600
shareholders

Distributions to                   .26            .24            .32
shareholders per share

See the accompanying notes to financial statements.

Statements of Cash Flows

                              Years Ended
                              December 31,
                                    1994             1993            1992

Cash flows from operating
activities:
Rents collected                      5,997,838        5,996,819       5,833,233
Interest received                      217,707          195,084         212,800
Payments for operating             (2,716,513)      (2,389,521)     (2,591,358)
expenses
Interest paid                      (1,934,047)      (2,165,600)     (2,219,523)

Net cash provided by                 1,564,985        1,636,782       1,235,152
operating activities

Cash flows from investing
activities:
Proceeds from property sales,        4,641,420                _         209,329
net of closing costs
Capital expenditures                 (305,050)        (212,959)       (591,107)
Principal collections on                22,482           20,452         226,404
mortgage loans receivable
Other, net                              64,071        (297,224)          99,510

Net cash provided (used) by          4,422,923        (489,731)        (55,864)
investing activities

Cash flows from financing
activities:
Principal portion of
scheduled mortgage loan              (585,070)        (495,561)       (457,296)
  payments
Principal repayment on             (3,141,973)                _       (268,833)
mortgage loans payable
Net proceeds from refinancing          114,369                _               _
Distributions paid to                (970,000)        (931,200)     (1,396,800)
shareholders

Net cash used by financing         (4,582,674)      (1,426,761)     (2,122,929)
activities

Net increase (decrease) in
cash and cash                        1,405,234        (279,710)       (943,641)
  equivalents
Cash and cash equivalents at           681,277          960,987       1,904,628
beginning of year

Cash and cash equivalents at         2,086,511          681,277         960,987
end of year


Reconciliation of net
earnings to net cash
provided by operating
activities:
Net earnings                         1,723,193          715,746         458,392
Gain on sale of property             (788,588)                _       (175,991)

Earnings from operations               934,605          715,746         282,401
Depreciation                           960,227        1,027,956       1,014,188
Amortization                            58,975           31,129          27,291
Decrease (increase) in rents            38,571         (84,503)          24,593
and other receivables
Decrease (increase) in
prepaid and deferred                  (16,921)         (32,199)          19,027
  expenses
Decrease (increase) in taxes         (105,713)          (9,857)         105,127
held in escrow
Decrease in accounts payable
and accrued                          (302,238)         (25,290)       (224,715)
  expenses
Increase (decrease) in                 (2,521)           13,800        (12,760)
advance rents

Net cash provided by                 1,564,985        1,636,782       1,235,152
operating activities


See the accompanying notes to financial statements.

Statements of Shareholders' Equity

                              Years Ended December 31, 1994, 1993 and 1992


                               Shares of       Additional      Undistributed         Total
                               Beneficial        Paid-In            Net          Shareholders'
                                Interest         Capital          Earnings           Equity

Balance at January 1, 1992         3,880,000      13,017,552                 _         16,897,552
Net earnings                               _               _           458,392            458,392
Distributions to                           _       (783,208)         (458,392)        (1,241,600)
shareholders

Balance at December 31,            3,880,000      12,234,344                 _         16,114,344
1992
Net earnings                               _               _           715,746            715,746
Distributions to                           _       (215,454)         (715,746)          (931,200)
shareholders

Balance at December 31,            3,880,000      12,018,890                 _         15,898,890
1993
Net earnings                               _               _         1,723,193          1,723,193
Distributions to                           _               _       (1,008,800)        (1,008,800)
shareholders

Balance at December 31,            3,880,000      12,018,890           714,393         16,613,283
1994

See the accompanying notes to financial statements.

Notes to Financial Statements

1.  Accounting Policies

The Trust is predominantly in the business of investing in real estate. Investments in real estate are stated at cost. The Trust provides an allowance for valuation of real estate when it is determined that the values have permanently declined below recorded book value.

Expenditures for repairs and maintenance which do not add to the value or extend the useful life of property are expensed when incurred. Additions to existing properties, including replacements, improvements and expenditures which do add to the value or extend the useful life of property, are capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

The Trust follows the operating method of accounting for leases, whereby scheduled rental income is recognized on a straight-line basis over the lease term. Contingent rental income is recognized in the period in which it arises. Interest on mortgage loans receivable and amortization of discounts are recognized as income over the period the respective loans are outstanding. The Trust provides for possible losses on mortgage loans, rents and other receivables when it is determined that collection of such receivables is doubtful. Rents and other receivables are stated net of an allowance for uncollectible accounts of $100,744 in 1994 and $166,782 in 1993. Cash equivalents include investments with original maturities of three months or less.

Gains on real estate sales are recognized for financial accounting purposes in accordance with Financial Accounting
Standard No. 66, Accounting for Sales of Real Estate.
Deferred gains are recognized as income using the installment method. Net earnings per share are computed using the weighted average number of shares outstanding during the year.
2.  Real Estate

Investments in real estate consist entirely of managed and net leased commercial property. Information regarding the Trust's investment in each property is presented in the Schedule of Real Estate and Accumulated Depreciation below.

Schedule of Real Estate and Accumulated Depreciation

                                             Initial Cost to Trust

Property Description        Amount of                Land                Buildings &         Subsequent Cost
                           Encumbrance                                   Improvements          Capitalized
Managed
Kingsley Square                   1,077,027                 450,000             3,311,660              1,208,454
  Orange Park, FL
First Tuesday Mall                1,844,706                 595,000             4,347,697              2,056,768
  Carrollton, GA
Geneva Square                     2,947,504                 477,166             4,965,000                771,808
  Lake Geneva, WI
Mendenhall Commons                4,128,159               3,134,692             5,597,340                     --
  Memphis, TN
North Park Plaza                  4,135,911               4,635,147             4,018,353                (1,765)
  Phoenix, AZ
Presidential Drive                  816,551                 344,582             1,424,300                117,427
  Atlanta, GA
                                 14,949,858               9,636,587            23,664,350              4,152,692
Net Leased
Yamaha Warehouse                  1,461,967                  26,195               755,756              1,415,986
  Cudahy, WI
                                  1,461,967                  26,195               755,756              1,415,986
                                16,411,825*               9,662,782            24,420,106              5,568,678

                                                                        Gross Amount at
                                                                         Which Carried
                                                                       December 31, 1994
 Property Description          Land                Buildings &               Total              Accumu-lated
                                                  Improvements                                  Depreciation
Managed
Kingsley Square                     450,000                4,520,114            4,970,114               2,162,277
  Orange Park, FL
First Tuesday Mall                  600,392                6,399,073            6,999,465               3,028,862
  Carrollton, GA
Geneva Square                       477,166                5,736,808            6,213,974               1,553,853
  Lake Geneva, WI
Mendenhall Commons                3,134,692                5,597,340            8,732,032                 803,884
  Memphis, TN
North Park Plaza                  4,633,382                4,018,353            8,651,735                 568,403
  Phoenix, AZ
Presidential Drive                  344,582                1,541,727            1,886,309                 427,008
  Atlanta, GA
                                  9,640,214               27,813,415           37,453,629               8,544,287
Net Leased
Yamaha Warehouse                     26,195                2,171,742            2,197,937               1,182,480
  Cudahy, WI
                                     26,195                2,171,742            2,197,937               1,182,480
                                  9,666,409               29,985,157           39,651,566               9,726,767




 Property Description       Date Built            Date Acquired          Life on Which
                                                                        Depreciation is
                                                                      computed (in years)
Managed
   Kingsley Square                  1975-76                     7/79                10-40
    Orange Park, FL
First Tuesday Mall                  1975-78                     7/79                10-40
  Carrollton, GA
Geneva Square                       1981-82                     2/84                10-40
  Lake Geneva, WI
Mendenhall Commons                     1987                     2/89                10-40
  Memphis, TN
North Park Plaza                       1963                     2/89                10-40
  Phoenix, AZ
Presidential Drive                     1980                    12/84                10-35
  Atlanta, GA

Net Leased
Yamaha Warehouse                       1971                     2/72                15-40
  Cudahy, WI

* Excludes encumbrance of $441,478 on wraparound mortgages receivable.

The activity in real estate and related depreciation for the three years ended December 31, 1994 is summarized below.


Real Estate         Years Ended December 31,

                                 1994             1993             1992

Cost
Beginning of year                44,115,186       44,057,866       43,732,096
Additions during year
Improvements                        175,804           57,320          415,012
Deductions during year
Property sales or               (4,639,424)                _         (89,242)
dispositions

End of year                     39,651,566*       44,115,186       44,057,866

Accumulated Depreciation
Beginning of year                 9,668,323        8,781,946        7,985,697
Additions during year
Depreciation expense                960,227        1,027,956        1,014,188
Deductions during year
Accumulated depreciation
on property sold                  (786,592)                _         (55,904)
Asset replacements charged
to accumulated depreciation       (115,191)        (141,579)        (162,035)

End of year                       9,726,767        9,668,323        8,781,946

*The aggregate cost for federal income tax purposes is $39,785,276.

Wholly-owned managed properties with an aggregate cost of $37,453,629 are leased to tenants pursuant to lease agreements under which the Trust incurs normal real estate operating expenses associated with ownership. A wholly-owned property with an aggregate cost of $2,197,937 ($2,021,621 for 1993) is leased under a net lease agreement which requires the lessee to pay cash rental, property taxes and other expenses incurred in connection with the operation of the property.

On September 16, 1994, the Trust sold Midway Business Park, a 181,320 square foot office park located in Tucson, Arizona. The sale price was $4,800,000 from which the Trust paid selling expenses of $158,580 and retired mortgage indebtedness on the property of $3,141,973. Gain on the sale was $788,588.

In October 1992, the Trust sold Les Petite Day Care Center in
San Antonio, Texas, for $209,329 net of closing costs and recognized a gain of $175,991.


3.  Mortgage Loans Receivable

Mortgage loans receivable consist of notes received from financing property sales and are secured by the properties sold, subject to any underlying mortgage loans payable. Mortgage loans are stated net of unamortized discounts and deferred gains. The Trust received mortgage loans receivable of $1,650,000 as part of the consideration for the sales of Hickory Hills and College Square in 1990. Information regarding each mortgage is presented in the Schedule of Mortgage Loans Receivable on the next page.

Schedule of Mortgage Loans Receivable

Property Description    Date of    Stated     Final      Annual       Balloon     Face Amount      Carrying
Name and Location of    Mortgage  Interest   Maturity   Principal    Payment at   of Mortgage     Amount of
Property                            Rate       Date        and        Maturity     Receivable      Mortgage
                                                        Interest                       at        December 31,
                                                                                  Acquisition        1994
Hickory Hills Shopping
Center Hillsville,     12-21-90   9.5%      12-20-97        55,043       474,726       525,000         500,595
Virginia

College Square
Shopping Center
Jefferson City,        12-21-90   9.5%      12-20-97       117,949     1,017,270     1,125,000       1,071,367
Tennessee

                                                           172,992     1,491,996     1,650,000       1,571,962
Deferred Gain                                                    _             _             _       (259,157)

                                                           172,992     1,491,996     1,650,000       1,312,805

The estimated fair value of mortgage notes receivable at December 31, 1994 was $1,543,872 compared to the carrying value of $1,571,962. The estimated fair value is less than the carrying value as a result of the current interest rate applied to discount the cash flows being higher than the stated rate of the notes. The activity on mortgage loans receivable for the three years ended December 31, 1994 is summarized as follows:

Mortgage Loans Receivable

                               Years Ended
                               December 31,
                                   1994           1993             1992
Principal
Beginning of year                 1,594,444        1,614,896       1,841,300
Deductions during year
  Principal collections            (22,482)         (20,452)       (226,404)
Balance at end of year           1,571,962*        1,594,444       1,614,896
Deferred gain                     (259,157)        (259,157)       (259,157)
Balance, net of deferred gain     1,312,805        1,335,287       1,355,739

*Represents the aggregate cost for federal income tax purposes.

4.  Cash and Cash Equivalents

At December 31, 1994, the Trust had cash of $3,593 and an investment in a money market fund of $2,082,918. Information regarding the money market investment is presented in the following schedule:

   Type of Issue and       Maturity      Principal        Cost at
    Name of Issuer           Date         Amount       December 31,
                                                           1994*
Money Market
Fidelity Investments,          demand       2,082,918      2,082,918
  approximate average,
  5.55%

* Represents the amount at which carried on the balance sheet at December 31, 1994, which also approximates the market value at that date.

5.  Transactions With Affiliates

The Trust has contracted with AEGON USA Realty Advisors, Inc. ("AEGON Realty Advisors") to provide administrative services for a base fee of 5/8% of the average gross real estate investment plus 1/4% of the monthly balance of mortgage loans receivable and an incentive fee of 20% of annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in subsequent years (subject to certain limits). Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). The administrative fee is limited to 1 1/2% of average quarterly net invested assets. The administrative agreement is for a one-year term, automatically renewed annually and cancellable by either party upon 90 days written notice. Amounts paid to AEGON Realty Advisors for administrative services were: $219,982 for 1994, $227,352 for 1993, and $227,162 for 1992. No incentive fees were paid in 1994, 1993 or 1992. Administrative fees of $54,995 in 1994, $56,838 in 1993, and $56,791 in 1992 were deferred, but may become payable in subsequent years. Cumulative deferred administrative fees were $407,906 as of December 31, 1994.

AEGON Realty Advisors also provides real estate acquisition and disposition services for the Trust. A negotiated fee of 2% to 4% of the cost is charged for properties acquired. No separate fee is charged for property dispositions. There were no acquisition fees paid in 1994, 1993 or 1992.

AEGON USA Realty Management, Inc. ("AEGON Realty Management"), a wholly-owned subsidiary of AEGON Realty Advisors, provides property management services to the Trust for a fee of 5% of the gross income of each managed property. The property management agreement is for a one-year term, automatically renewed annually and cancellable upon a 30-day written notice from either party. Amounts paid to AEGON Realty Management for property management services were $277,945 for 1994, $287,608 for 1993, and $268,259 for 1992. Pursuant to the
property management agreement, on-site property management wages and salaries incurred by AEGON Realty Management were reimbursed by the Trust as follows: $19,354 for 1994, $31,618 for 1993, and $63,414 for 1992.

AEGON Realty Advisors provides dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services to the Company for a quarterly fee of $1.25 per shareholder account, $.75 per shareholder account for distributions processed, $.50 per shareholder account for proxy tabulation, and such other compensation for services performed as from time to time agreed to by the parties. The Trust paid AEGON Realty Advisors $23,000, $23,871, and $22,457 in shareholder service fees for 1994, 1993, and 1992, respectively. AEGON Realty Advisors has subcontracted with Boston Financial Data Services, a subsidiary of State Street Bank and Trust Company, for delivery of these services.

On December 31, 1991, the Trust had a mortgage loan payable to Life Investors Insurance Company of America, an affiliate of AEGON Realty Advisors, in the amount of $131,579, which was repaid in 1992. Interest on the mortgage was $1,773 in 1992. On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., an affiliate of AEGON Realty Advisors, as part of a large transaction involving the transfer of loans and securities. Interest paid on the mortgage was $85,646 in 1994. See Note 6 on the next page for information on the refinancing in February 1994 of the mortgage on Geneva Square with PFL Life Insurance Company ("PFL"), an affiliate of AEGON Realty Advisors. Interest paid on the mortgage was $208,444 in 1994. AEGON Realty Advisors is an indirect wholly-owned subsidiary of AEGON USA, Inc. which, through other wholly-owned subsidiaries, beneficially owns approximately 31% of the outstanding shares of the Trust at December 31, 1994.

6.  Mortgage Loans Payable

Mortgage loan obligations, secured by the real estate owned, carry annual interest rates ranging from 8% to 10.5%. In 1992, the Trust prepaid three underlying mortgage loans on the Northeast Hills Apartments (see Note 3) totaling $268,833.

The mortgage loan on Geneva Square matured in February 1994 and was refinanced with a mortgage from PFL. The $3,000,000 loan may be prepaid at any time without penalty and matures in February 1996, with an option to extend for an additional eight years at the then current market terms offered for comparable loans by PFL. The annual debt service is $301,128, including interest at 8%. A 1% origination fee ($30,000) was paid to PFL in connection with the loan. Information regarding each mortgage is presented in the Schedule of Mortgage Loans on Real Estate on the next page. The activity in mortgage loans payable for the three years ended December 31, 1994 is summarized in the table below:

Mortgage Loans Payable

                            Years Ended
                            December 31,
                                  1994             1993              1992
Principal
Beginning of year                 20,422,351       20,917,912         21,644,041
  Additions during year
    New mortgage loan on
    refinancing                    3,000,000               __                 __
Deductions during year
  Principal payments               (585,071)        (495,561)          (457,296)
  Prepayments and                (2,835,063)               __          (268,833)
maturities
  Balance of mortgage loan
on                               (3,141,973)               __                 __
   property sold
Balance at end of year            16,860,244       20,422,351         20,917,912
Discount
Beginning of year                   (34,706)         (62,470)           (86,396)
  Deductions during year
    Amortization of                   27,765           27,764             23,926
discount
Balance at end of year               (6,941)         (34,706)           (62,470)
Balance, net of discount          16,853,303       20,387,645         20,855,442



On January 31, 1995, the Trust prepaid one of the mortgage loans on First Tuesday Mall. The prepayment amount, including a 1% fee to the lender, was $1,147,526. The annual debt service on this mortgage was $229,068, including interest at 10%.

The estimated fair value of mortgage notes payable at December 31, 1994 was $16,979,623 compared to the carrying value of $16,853,303. The estimated fair value exceeds the carrying value as a result of the current interest rate applied to discount the cash flows being lower than the stated rate for a majority of the mortgage notes.

Scheduled monthly payments will substantially amortize the principal balances of the mortgage loans over their respective terms with the exception of balloon payments at maturity. Amortized payments on the outstanding balances due in the next five years, including balloon repayments at maturity, are summarized as follows:

 Maturity       Amortized        Payments
   Date         Payments       at Maturity

   1995          452,695        1,136,164*
   1996          430,581        2,873,831
   1997          468,570            _
   1998          516,998            _
   1999          429,106        7,874,657

* Please see discussion above concerning the prepayment of one of the First Tuesday Mall mortgage loans.

Schedule of Mortgage Loans on Real Estate

    Property        Date of Note   Stated Interest    Final Maturity  Annual Principal and
   Description                           Rate              Date             Interest
Managed
Kingsley Square               2/77              10%              2/02                76,370
Orange Park, FL
(two loans)
                              8/75              10%              8/00               163,650

First Tuesday                 4/79            9.25%              4/04               115,128
Carrollton, GA
(two loans)                   1/77            10.0%              2/02               229,068

Geneva Square                 2/94             8.0%              3/96               301,128
Lake Geneva, WI

Mendenhall                    2/89           10.25%              3/99               462,396
Commons Memphis,
TN

North Park Plaza              2/89            10.5%              3/99               472,008
Phoenix, AZ

Presidential                  2/80           10.25%              2/10               107,604
Drive Atlanta, GA

                                                                                  1,927,352

Net Leased
Yamaha Warehouse             12/90          10.125%              1/01               159,627
Cudahy, WI


                                                                                    159,627

Sold****
College Square               12/75           9.375%             12/99               115,500
Jefferson City,
TN

                                                                                    115,500

                                                                                  2,202,479

    Property      Balloon Payment     Prepayment      Face Amount of   Carrying Amount of
   Description      at Maturity        Penalty         Mortgage at    Mortgage at December
                                     Provisions*       Acquisition          31, 1994
Managed
Kingsley Square          _         7.0% in 1995,              700,000               384,360
Orange Park, FL                    declining .5%
(two loans)                        per year to 4%
                                   thereafter
                         _         5.0%                     1,500,000               692,667

First Tuesday            _         1.0%                     1,120,000               708,542
Carrollton, GA
(two loans)              _         1.0%                     1,800,000           1,136,164**

Geneva Square            2,873,831 no penalty               3,000,000             2,947,504
Lake Geneva, WI

Mendenhall               3,930,120 4% in 1995,              4,300,000             4,128,159
Commons Memphis,                   declining 1% per
TN                                 year thereafter

North Park Plaza         3,944,537 4% in 1995               4,300,000             4,135,911
Phoenix, AZ                        declining 1% per
                                   year thereafter

Presidential             _         2.5% in 1995,              968,935            816,551***
Drive Atlanta, GA                  declining .5%
                                   per year to 1%
                                   thereafter

                        10,748,488                         17,688,935            14,949,858

Net Leased
Yamaha Warehouse         1,366,721 no prepayment            1,500,000             1,461,967
Cudahy, WI                         first 5 years;
                                   excess of loan
                                   rate over U.S.
                                   Treasury Bill
                                   rate thereafter


                         1,366,721                          1,500,000             1,461,967

Sold****
College Square           _         2.5% in 1995,            1,100,000               441,478
Jefferson City,                    declining .5%
TN                                 per year
                                   thereafter

                         _                                  1,100,000               441,478

                        12,115,209                         20,288,935            16,853,303

* Percentages are of the principal amount at time of prepayment.
**  The loan was prepaid on January 31, 1995.
*** Carrying amount at December 31, 1994 is stated net of unamortized loan costs of $6,941.
**** A wraparound mortgage loan receivable was received as part of the consideration from sale; the Trust continues to service the underlying mortgage payable.


7.  Leased Assets

The Trust is lessor of various properties as described in Note
2. Certain properties are leased to tenants under long-term, non-cancellable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are as follows:

     Year             Amount

     1995            3,898,061
     1996            3,563,723
     1997            2,898,134
     1998            2,329,068
     1999            2,129,864

 2000 - 2012        14,215,998

Contingent rentals included in income received in connection with operating leases were $82,754, $98,228, and $105,100 for the years ended December 31, 1994, 1993 and 1992, respectively. Such rentals are based principally on tenant sales in excess of stipulated minimums. In 1994 and in 1992, the Trust derived 10% or more of its revenue from one major tenant. The revenue from this tenant was $647,180 in 1994 and $611,378 in 1992. The Trust did not receive 10% or more of its revenue from any one tenant in 1993.

In August 1994, Publix Supermarkets exercised an option to extend their lease for 34,400 square feet in Kingsley Square. The lease extension, effective February 11, 1995, has a term of five years and requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. The Trust expects to incur this cost in 1995.

8.  Federal Income Taxes

The Trust conducts its operations so as to qualify as a real estate investment trust under the Internal Revenue Code which requires, among other things, that at least 95% of the Trust's taxable income be distributed to shareholders. The Trust has historically distributed all of its taxable income. Distributions made in 1994 plus a portion of the Trust's first distribution in 1995 were used to meet the Internal Revenue Code distribution requirements for 1994. Accordingly, no provision has been made for federal income taxes since the Trust did not have taxable income after the deductions allowed for distributions to shareholders.

Certain property acquisitions have resulted in the basis of those properties being determined differently for financial accounting purposes than for income tax purposes. The differing methods of determination of basis in these transactions has resulted in the tax basis of certain properties being higher or lower than the financial basis. At December 31, 1994 the tax basis of real estate was $133,710 in excess of the financial basis.

9.  Legal Proceedings

The Trust is not a party to any pending legal proceedings which, in the opinion of management, are material to the Trust's financial position.

10.  Subsequent Event

On February 1, 1995, the Trust announced that it had begun exploring strategic alternatives to maximize shareholder value. Such alternatives may include a business combination or sale of the Trust's assets. The decision reflects the opinion of the Trust's board of trustees that recent market prices for the Trust's shares have not adequately reflected the value of the Trust.

11.  Selected Quarterly Financial Data (Unadudited)

                                                Quarter Ended                        Year Ended


Year                           3/31             6/30             9/30               12/31              12/31
1994
Revenue                         1,651,674        1,582,681         1,581,086          1,364,054          6,179,495
Earnings from operations          247,328          196,185           212,863            278,229            934,605
Net gain on disposition
of                                      _                _           788,588                  _            788,588
  property
Net earnings                      247,328          196,185         1,001,451            278,229          1,723,193
Net earnings per share                .06              .05               .26                .07                .44

1993
Revenue                         1,500,105        1,580,646         1,520,981          1,670,731          6,272,463
Earnings from operations          148,098          148,667           138,010            280,971            715,746
Net earnings                      148,098          148,667           138,010            280,971            715,746
Net earnings per share                .04              .04               .04                .07                .18

1992
Revenue                         1,513,957        1,429,676         1,465,796          1,519,644          5,929,073
Earnings (loss) from
  operations                       89,243          (9,665)           100,656            102,167            282,401
Net gain on disposition
of                                      _                _                 _            175,991            175,991
  property
Net  earnings (loss)               89,243          (9,665)           100,656            278,158            458,392
Net earnings per share                .02              .00               .03                .07                .12

Report of Independent Auditors

The Board of Trustees and Shareholders
USP Real Estate Investment Trust

We have audited the accompanying balance sheets of USP Real Estate Investment Trust as of December 31, 1994 and 1993, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USP Real Estate Investment Trust at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                        Ernst & Young LLP


Des Moines, Iowa
February 24, 1995

Part III

Item 10.  Directors and Executive Officers of the Registrant

Information About Directors (referred to herein as "Trustees")

   Certain information about the Trustees appears below. (See "Item 13 Certain Relationships and Related Transactions" for a description of the Trust's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

GARY A. DOWNING, age 36, has served as a Trustee of the Trust since 1989. He is Managing Director of Raymond James & Associates, Inc. (investment banking), St. Petersburg, Florida, where he has been employed since 1984. Mr. Downing is a member of the Audit Committee.

PATRICK E. FALCONIO, age 53, has served as Chairman of the Board and a Trustee of the Trust since 1988. He is Executive Vice President and Chief Investment Officer of AEGON USA, Inc. (insurance and financial services), Cedar Rapids, Iowa, where he has been employed since 1987. Mr. Falconio is Chairman of the Board of AEGON USA Realty Advisors, Inc. and a Director of various other subsidiaries of AEGON USA, Inc. He is also Chairman of the Board of Directors of Cedar Income Fund, Ltd. (real estate investment company) and a Director of Firstar Bank Cedar Rapids, N.A. (commercial bank).

EDWIN L. INGRAHAM, age 68, has served as a Trustee of the Trust since 1984, and as Vice Chairman of the Board of Trustees since 1990. He retired in 1988 as Executive Vice President, Treasurer and Chief Investment Officer of AEGON
USA, Inc., where he had been employed since 1982. He is a Director of Cedar Income Fund, Ltd. (real estate investment company). Mr. Ingraham is a member of the Audit Committee.

SAMUEL L. KAPLAN, age 58, has served as a Trustee of the Trust since 1983. He has been engaged in the practice of law in Minneapolis, Minnesota for over five (5) years as a member of the firm of Kaplan, Strangis and Kaplan, P.A. Mr. Kaplan is a member of the Audit Committee.

Information About Executive Officers

   Certain information about the executive officers of the Trust appears below. (See "Item 13 Certain Relationships and Related Transactions" for a description of the Trust's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

DAVID L. BLANKENSHIP, age 44, has served as President of the Trust since 1985. He has been employed by AEGON USA, Inc. since 1977 in various administrative and management positions related to real estate investment activities and is President of AEGON USA Realty Advisors, Inc.

MAUREEN DEWALD, age 44, has served as Vice President of the Trust since 1986 and Secretary since 1985. She has been employed by AEGON USA, Inc. since 1983 as an attorney for real estate investment activities and is Senior Vice President, Secretary and General Counsel of AEGON USA Realty Advisors, Inc.

JEFFRY DIXON, age 41, has served as Director of Investor Relations and Assistant Secretary of the Trust since January, 1994. He has been employed by AEGON USA, Inc. since 1984 in real estate acquisition and mortgage lending positions and is a Senior Mortgage Loan Officer of AEGON USA Realty Advisors, Inc.

ALAN F. FLETCHER, age 45, has served as Treasurer of the Trust since 1986, as Vice President since 1985, as Assistant Secretary since 1982 and as principal financial officer since 1981. He has been employed by AEGON USA, Inc. since 1981 in various financial and administrative positions related to investment activities and is Senior Vice President and Chief Financial Officer of AEGON USA Realty Advisors, Inc.
EDWARD J. KITTLESON, age 37, has served as Controller and Assistant Secretary of the Trust since January, 1993. He has been employed by AEGON USA, Inc. since 1991, first as a real estate investment officer, and since November, 1992, as Manager - Financial Reporting. He is Treasurer of AEGON USA Realty Advisors, Inc. From 1981 to 1991, Mr. Kittleson was employed as Controller for Bjornsen Investment Corporation, a real estate development company in Cedar Rapids, Iowa.


Item 11.  Executive Compensation

   During 1994, each Trustee, with the exception of Mr. Falconio, received an annual fee of $6,000 plus $750 for each regular or special meeting attended, as well as $400 per day for inspecting properties owned by the Trust and properties proposed to be acquired by the Trust and $400 for attendance at each committee meeting as a member, unless held in conjunction with a meeting of the Board of Trustees. Mr. Falconio has waived all fees for his services as a Trustee so long as he continues to be affiliated as an officer or director of AEGON USA Realty Advisors, Inc. (see "Item 10 Directors and Executive Officers of the Registrant"). Total fees paid to all Trustees as a group were $27,750 for 1994.

   The executive officers of the Trust receive no cash or deferred compensation in their capacities as such.

Item 12.  Security Ownership of Certain Beneficial Owners  and
Management

   The following table sets forth the number of Shares of the Trust beneficially owned as of March 1, 1995 by each Trustee and officer and by all Trustees, and officers as a group (9 persons). Except as otherwise indicated by footnote, the individuals have direct ownership of, and sole voting and investment power with respect to, any Shares beneficially owned by them.

        Name of            Amount and Nature            Percent
   Beneficial Owner     of Beneficial Ownership         of Class

Gary A. Downing(1)                           438           *
Patrick E. Falconio(2)                 1,199,260         30.91%
Edwin L. Ingraham                          1,500           *
Samuel L. Kaplan(3)                       10,000           *
David L. Blankenship(4)                    1,818           *
Maureen DeWald(5)                          7,811           *
Jeffry Dixon                                   0           *
Alan F. Fletcher(6)                        2,200           *
Edward J. Kittleson                            0           *
Trustees, nominees and
officers as a                          1,223,027         31.52%
  group

(1) Mr. Downing is the beneficial owner of 438 Shares held in an individual retirement account through the custodian of which he has sole voting and investment powers with respect to such Shares.
(2) Mr. Falconio may be deemed to be the beneficial owner of 1,197,260 Shares beneficially owned by AEGON USA, Inc. with respect to which he shares voting and investment powers (see "Item 10 Directors and Executive Officers of the Registrant" and "Item 13 Certain Relationships and Related Transactions"), but he disclaims beneficial ownership of such Shares. He may also be deemed to be the beneficial owner of 2,000 Shares owned by his wife.
(3) Mr. Kaplan may be deemed to be the beneficial owner of 1,500 Shares held in a profit sharing trust for his account. Such Shares are included in the 10,000 Shares above.
(4) Mr. Blankenship may be deemed to be the beneficial owner of 1,818 Shares held in custodial accounts for his children for which he has sole voting and investment powers.
(5) Ms. DeWald is the direct owner of 6,586 Shares for which she has sole voting and investment powers and may be deemed to be the beneficial owner of 1,225 Shares held in a custodial account for her daughter for which she has sole voting and investment powers.
(6) Mr. Fletcher is the direct owner of 600 Shares for which he has sole voting and investment powers and is the beneficial owner of 1,600 Shares held in an individual retirement account for which he has sole voting and investment powers through the custodian.

   *Such holdings represent less than one percent of the outstanding Shares.


Item 13.  Certain Relationships and Related Transactions

   The Trust has no employees and has contracted with various subsidiaries of AEGON USA, Inc. to provide administrative, advisory, acquisition, divestiture, property management and shareholder services to the Trust. A description of the relationships between AEGON USA, Inc. and its various subsidiaries and of such subsidiaries' agreements with the Trust follows. The description of the agreements which follows is qualified in its entirety by reference to the terms and provisions of such agreements. AEGON USA, Inc. is the beneficial owner of 1,197,260 shares of the Trust as of March 1, 1995 which represents 30.86% of the outstanding shares of the Trust. AEGON USA, Inc. is an indirect, wholly-owned subsidiary of AEGON N.V., a holding company organized under the laws of the Netherlands which is controlled by Vereninging AEGON, an association organized under the laws of The Netherlands. AEGON USA, Inc. has sole voting and investment powers with respect to the above shares.

Administrative, Advisory and Acquisition Services

   AEGON USA Realty Advisors, Inc. ("AEGON Realty Advisors"), is a wholly-owned subsidiary of AEGON USA, Inc. AEGON Realty Advisors provides administrative, advisory, acquisition and divestiture services to the Trust pursuant to an Administrative Agreement. The term of the Administrative Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Agreement upon 90 days written notice. The performance of AEGON Realty Advisors' duties and obligations under the Administrative Agreement has been guaranteed by AEGON USA, Inc.

   Under  the Administrative Agreement, AEGON Realty  Advisors
(a) provides clerical, administrative and data processing services, office space, equipment and other general office services necessary for the Trust's day-to-day operations, (b) provides legal, tax and accounting services to maintain all necessary books and records of the Trust and to ensure Trust compliance with all applicable federal, state and local laws, regulatory reporting requirements and tax codes, (c) arranges financing for the Trust, including but not limited to mortgage financing for property acquisition, (d) obtains property management services for the Trust's properties and supervises the activities of persons performing such services, (e) provides monthly reports summarizing the results of operations and financial conditions of the Trust, (f) prepares and files all reports to shareholders and regulatory authorities on behalf of the Trust, (h) prepares and files all tax returns of the Trust and (i) provides the Trust with property acquisition and divestiture services.

   AEGON Realty Advisors receives fees for its administrative and advisory services as follows: (a) a base fee, payable monthly, equal to 5/8% per annum of the average monthly gross real estate investments of the Trust plus 1/4% per annum of the monthly outstanding principal balance of mortgage loans receivable; and (b) an incentive fee, payable annually, equal to 20% of the annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in a subsequent year, up to a maximum of 30% of that year's revised cash flow from operations in excess of $.72 per share. Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). Notwithstanding the foregoing, the combined base and incentive fees cannot exceed the amount permitted by the limitation on operating expenses as provided in the Trust's Declaration of Trust, which limitation is essentially 1 1/2% of the Trust's average quarterly invested assets, net of depreciation. In addition, AEGON Realty Advisors is to be paid a separately negotiated fee of not less than 2% nor more than 4% of the cost of each property acquired by the Trust as compensation for acquisition services furnished by it to the Trust. Administrative fees paid to AEGON Realty Advisors for 1994 were $219,982. No acquisition fees were paid in 1994.

Management Services

    AEGON USA Realty Management, Inc. ("AEGON Realty Management"), is a wholly-owned subsidiary of AEGON Realty Advisors. AEGON Realty Management provides management services to the Trust pursuant to a Property Management Agreement. The term of the Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Agreement upon 30 days written notice. Under the Management Agreement, AEGON Realty Management is obligated to (a) procure tenants and execute leases with respect to Trust properties which are not leased under net lease arrangements (the "Managed Properties"), (b) maintain and repair (at the Trust's expense) the Managed Properties, (c) maintain complete and accurate books and records of the operations of the Managed Properties,
(d) maintain the Managed Properties in accordance with applicable government rules and regulations, licensing requirements and building codes, (e) collect all rents and (f) carry (at the Trust's expense) general liability, accident, fire and other property damage insurance. For these services, AEGON Realty Management receives 5% of the gross income derived from the operation of the Managed Properties. Management fees paid to AEGON Realty Management for 1994 were $277,945.

Shareholder Services

   AEGON Realty Advisors provides shareholder services to the Trust pursuant to a Shareholder Services Agreement (the "Agreement"). Under the Agreement, AEGON Realty Advisors is obligated to provide dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services for which AEGON Realty Advisors receives the following fees: a quarterly fee of $1.25 per shareholder account based on the number of shareholder accounts (minimum $1,000 per quarter), a fee of $.75 per shareholder account for each dividend processed, a fee of $.50 per shareholder account for proxy tabulation, and such other compensation as from time to time agreed upon by the Trust and AEGON Realty Advisors. Shareholder service fees paid to AEGON Realty Advisors for 1994 were $23,000. AEGON Realty Advisors has subcontracted for stock transfer and dividend disbursement services with Boston Financial Data Services, a subsidiary of State Street Bank and Trust Company.

Other

   On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., a wholly-owned subsidiary of AEGON USA, Inc., as part of a large transaction involving the transfer of loans and securities. The terms of the mortgage loan remained the same. In February 1994, the Trust refinanced the existing mortgage loan on its Geneva Square property with a new mortgage loan from PFL Life Insurance Company ("PFL"), a wholly-owned subsidiary of AEGON USA, Inc. This $3,000,000 loan was obtained by the Trust on commercially competitive terms at a fixed interest rate of 8%. The loan may be prepaid at any time without penalty and matures in February 1996, with an option to extend for an additional eight years at the then current market terms offered for comparable loans by PFL. A 1% origination fee ($30,000) was paid to PFL in connection with the loan.

   The aggregate principal amount of the two mortgage loans described above as of December 31, 1994 was $3,770,996. The maximum principal amount of such mortgage indebtedness outstanding during 1994 was $3,843,704. The Trust paid $74,454 in principal and $294,090 in interest on such mortgage indebtedness for 1994.

Part IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     List of Documents


1.  Financial Statements.

Balance Sheets, December 31, 1994 and 1993.
Statements of Earnings, Years Ended December 31, 1994, 1993, and 1992.
Statements of Cash Flows, Years Ended December 31, 1994, 1993, and 1992.
Statements of Shareholders' Equity, Years Ended December 31,
1994, 1993, and 1992.
Notes to Financial Statements.
Report of Independent Auditors.

2.  Financial Statement Schedules.

Financial Statement Schedules.  (Included in Notes to
Financial Statements)

(III)  Schedule of Real Estate and Accumulated Depreciation.
Note 2
(IV)  Schedule of Mortgage Loans on Real Estate.  Note 3

All other schedules have been omitted because they are not required, or because the required information, where material, is included in the financial statements or accompanying notes.


Part IV (continued)

        Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (continued)

(a)  List of Documents (continued)

    3.  Exhibits.

   (3)  Second Amended and Restated Declaration of
   Trust currently in effect, dated October 5, 1972, as amended December 18, 1972, March 3, 1975 and
   April 23, 1984, incorporated herein by reference to
   Item 14(a)3, Exhibit (3) of Form 10-K for the year ended December 31, 1984.

   (3.1)  By-Laws currently in effect, dated January
   28, 1992, incorporated herein by reference to Item 14(a)3, Exhibit (3.1) of Form 10-K for the year ended December 31, 1991.

   (4)  Articles II and III of the Second Amended and
   Restated Declaration of Trust currently in effect, dated October 5, 1972, as amended December 18, 1972,
   March 3, 1975 and April 23, 1984, incorporated herein by reference to Item 14(a)3, Exhibit (3) of Form 10-K for the year ended December 31, 1984.

   (4.1) Article II of the By-Laws currently in effect, dated January 28, 1992, incorporated herein by reference to Item 14(a)3, Exhibit (4.1) of Form
   10-K for the year ended December 31, 1991.

   (10) Administrative Agreement currently in effect, dated January 1, 1984, incorporated herein by reference to Item 5, Exhibit (28) of Form 8-K dated
   January 1, 1984.

   (10.1) Property Management Agreement currently in effect, dated July 1, 1981, as amended November 4,
   1982, incorporated herein by reference to Item
   14(a)3, Exhibit (10) of Form 10-K for the year ended
   December 31, 1982.

   (10.2) Shareholder Services Agreement, currently in effect, dated January 1, 1991, as amended January 1,
   1992 and assigned January 28, 1992, incorporated herein by reference to Item 14(a)3, Exhibit (10.2) of Form 10-K for the year ended December 31, 1991.

(b) No Form 8-Ks were filed during the fourth quarter of 1994.

(c) The required exhibits applicable to this section are listed in Item 14(a)3.

(d) There are no required financial statement schedules applicable to this section.
                          SIGNATURES




  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                USP REAL ESTATE INVESTMENT
TRUST




/s/ Patrick E. Falconio          /s/ Alan F. Fletcher
Patrick E. Falconio                 Alan F. Fletcher
Chairman of the Board               Vice President and
Treasurer
(principal executive                (principal financial
officer)
  officer)


                                 /s/ Edward J. Kittleson
                                    Edward J. Kittleson
                                    Controller
                                    (principal accounting
                                    officer)

March 27, 1995



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.



/s/ Gary A. Downing              /s/ Edwin L. Ingraham
   Gary A. Downing                  Edwin L. Ingraham
   Trustee                          Trustee


/s/ Patrick E. Falconio          /s/ Samuel L. Kaplan
   Patrick E. Falconio              Samuel L. Kaplan
   Trustee                          Trustee



March 27, 1995
                         EXHIBIT INDEX



   Exhibit
     Item                 Title or Description

      (3)        Second Amended and Restated
                 Declaration of Trust currently in
                 effect, dated October 5, 1972, as
                 amended December 18, 1972, March 3,
                 1975 and April 23, 1984, incorporated
                 herein by reference to Item 14(a)3,
                 Exhibit (3) of Form 10-K for the year
                 ended December 31, 1984.

      (3.1)      By-Laws currently in effect, dated
                 January 28, 1992, incorporated herein
                 by reference to Item 14(a)3, Exhibit
                 (3.1) of Form 10-K for the year ended
                 December 31, 1991.

      (4)        Articles II and III of the Second
                 Amended and Restated Declaration of
                 Trust currently in effect, dated
                 October 5, 1972, as amended
                 December 18, 1972, March 3, 1975 and
                 April 23, 1984, incorporated herein by
                 reference to Item 14(a)3, Exhibit (3)
                 of Form 10-K for the year ended
                 December 31, 1984.

      (4.1)      Article II of the By-Laws currently in
                 effect, dated January 28, 1992,
                 incorporated herein by reference to
                 Item 14(a)3, Exhibit (4.1) of Form 10-
                 K for the year ended December 31,
                 1991.

      (10)       Administrative Agreement currently in
                 effect, dated January 1, 1984,
                 incorporated herein by reference to
                 Item 5, Exhibit (28) of Form 8-K dated
                 January 1, 1984.

      (10.1)     Property Management Agreement currently
                 in effect, dated July 1, 1981, as
                 amended November 4, 1982, incorporated
                 herein by reference to Item 14(a)3,
                 Exhibit (10) of Form 10-K for the year
                 ended December 31, 1982.

      (10.2)     Shareholder Services Agreement dated
                 January 1, 1991, as amended January 1,
                 1992 and assigned January 28, 1992,
                 incorporated herein by reference to Item
                 14(a)3, Exhibit (10.2) of Form 10-K for
                 the year ended December 31, 1991.

All Exhibit Items are omitted from this report, but a copy will be furnished upon payment of $33.00, representing a charge of fifty cents ($.50) per page, accompanying a written request to Edward J. Kittleson, Controller, USP Real Estate Investment Trust, 4333 Edgewood Road N.E., Cedar Rapids, IA 52499.