Form 10-Q
period 1995-03-31
USP REAL ESTATE INVESTMENT TRUST
filed 1995-05-10
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended March 31, Commission file number 0-
               1995                           7589



            USP  REAL  ESTATE  INVESTMENT  TRUST
   (Exact name of registrant as specified in its charter)



               Iowa                        42-6149662
 (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)      Identification No.)


  4333 Edgewood Road N.E., Cedar             52499
            Rapids, IA                     (Zip Code)
 (Address of principal executive
             offices)


 Registrant's telephone number, including area code:  (319) 398-8975


                             N/A
(Former name, address and fiscal year, if changed since last report)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X
No



The number of shares of beneficial interest of the registrant outstanding at May 10, 1995 was 3,880,000.
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.


USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)



                                     March 31,                      December 31,

                                          1995           1994           1994

ASSETS
  Real Estate
    Land, buildings and improvements     39,651,566     44,115,186     39,651,566
at cost
    Less accumulated depreciation       (9,930,926)    (9,925,363)    (9,726,767)

  Net book value                         29,720,640     34,189,823     29,924,799

  Mortgage loans receivable, net of       1,306,844      1,329,864      1,312,805
deferred gain

    Real estate and mortgage loans       31,027,484     35,519,687     31,237,604
receivable

  Cash and cash equivalents               1,055,430      1,065,143      2,086,511
  Rents and other receivables               743,518        501,167        535,792
  Prepaid and deferred expenses             306,149        317,910        316,921
  Taxes held in escrow                      218,604        165,132        156,765

Total Assets                             33,351,185     37,569,039     34,333,593


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loans payable                 15,614,927     20,423,422     16,853,303
  Accounts payable and accrued              720,264        810,111        494,922
expenses
  Distibution declared                      271,600        232,800        271,600
  Tenant deposits                            75,960        128,550         73,989
  Other                                      25,671         60,738         26,496

Total Liabilities                        16,708,422     21,655,621     17,720,310


Shareholders' Equity
  Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding       3,880,000      3,880,000      3,880,000
  Additional paid-in capital             12,018,890     12,033,418     12,018,890
  Undistributed net earnings                743,873          --           714,393
Total Shareholders Equity                16,642,763     15,913,418     16,613,283

Total Liabilities & Shareholders'        33,351,185     37,569,039     34,333,593
Equity



USP REAL ESTATE INVESTMENT TRUST
Statements of Operations
(unaudited)

                                           Three Months Ended

                                                  March 31,


                                         1995               1994

REVENUE
  Rents                                 1,363,033         1,605,733
  Interest                                 60,744            45,941

Total Revenue                           1,423,777         1,651,674


EXPENSES
  Property expenses:
    Real estate taxes                     185,949           228,346
    Wages and salaries                       --               7,127
    Repairs and maintenance                88,464           116,606
    Utilities                              24,515            35,485
    Management fee                         64,704            73,842
    Insurance                              11,670            16,620
    Other                                  23,428            30,862

  Total property expenses, excluding      398,730           508,888
depreciation
    Depreciation                          206,242           257,040

  Total property expenses                 604,972           765,928
  Interest                                408,364           528,161
  Administrative expense                  109,361           110,257

Total Expenses                          1,122,697         1,404,346


Net earnings                              301,080           247,328

Net earnings per share                        .08               .06


Distributions to shareholders             271,600           232,800

Distributions to shareholders per             .07               .06
share


USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                   Three Months Ended
                                                        March 31,

                                                  1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                 1,257,527      1,682,609
  Interest received                                  58,831         45,767
  Payments for operating expenses                 (342,135)      (704,452)
  Interest paid                                   (395,713)      (529,967)

    Net cash provided by operating                  578,510        493,957
activities


CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans             5,961          5,423
receivable
  Capital expenditures                              (2,083)           --
  Other, net                                       (96,552)        139,018

    Net cash provided (used) by investing          (92,674)        144,441
activities


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage loans            (109,153)      (136,101)
payable
  Principal repayment on mortgage loan          (1,136,164)
  Net proceeds from refinancing                      --            114,369
  Distributions paid to shareholders              (271,600)      (232,800)

    Net cash used by financing activities       (1,516,917)      (254,532)


Net increase (decrease) in cash and cash        (1,031,081)        383,866
equivalents
Cash and cash equivalents at beginning of         2,086,511        681,277
period

Cash and cash equivalents at end of period        1,055,430      1,065,143


RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                        301,080        247,328
  Depreciation                                      206,242        257,040
  Amortization                                       12,651         11,344
  Decrease (increase) in rents and other           (99,552)         47,678
receivables
  Decrease in prepaid and deferred expenses           2,453         16,727
  Increase in taxes held in escrow                 (61,839)      (114,080)
  Increase (decrease) in accounts payable
    and accrued expenses                            225,342        (1,104)
  Increase (decrease) in advance rents              (7,867)         29,024

Net cash provided by operating activities           578,510        493,957

NOTES TO FINANCIAL STATEMENTS
NOTE 1: The unaudited interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1994 Annual Report.


NOTE 2:  Shareholders' equity,            16,613,283
December 31, 1994
Net earnings                                 301,080
Distributions to shareholders              (271,600)
Shareholders' equity, March 31, 1995      16,642,763

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the Trust's 1995 first quarter report. Net earnings were $301,080 ($.08 per share) for the three months ended March 31, 1995 compared to $247,328 ($.06 per share) for the same period a year ago. Funds from operations (earnings from operations plus depreciation) were $507,322 ($.13 per share) for 1995 compared to $504,368
($.13 per share) for 1994.

The increase in earnings was primarily attributable to an increase in interest income and decreases in depreciation and interest expense. Interest income increased $15,000 due to higher interest rates on funds available for investment. Depreciation expense declined $51,000 primarily due to the 1994 sale of Midway Business Park, Tucson, Arizona.
Interest expense declined $120,000 due to the prepayment of mortgage loans on Midway and First Tuesday Mall, Carrollton, Georgia. Partially offsetting these factors was the loss of Midway's net operating income which was $142,000 in 1994.

Rents and property expenses before depreciation declined from 1994 to 1995 due to the sale of Midway. Midway contributed rental income of $245,000 and incurred property expenses exclusive of depreciation of $103,000 in 1994.
Rents and property expenses before depreciation for properties owned in both years were stable from 1994 to 1995. Overall occupancy of the Trust's real estate portfolio remained strong at 95% as of March 31, 1995.

The Trust previously reported that Publix Supermarkets at Kingsley Square in Orange Park, Florida had exercised its option to extend their lease for five years. The lease extension, effective February 11, 1995, requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. The Trust had expected to incur this cost in 1995, but it is now anticipated that this will not be incurred until 1996. Luria's, a 23,587 square foot tenant at Kingsley Square, discontinued operations there in March
1995. Luria's has continued to pay rent and has notified the Trust that it will honor its lease which runs through March 2010. The Trust is cooperating with Luria's in securing a new tenant to sublease this space.

The Trust has begun exploring strategic alternatives to maximize shareholder value. Such alternatives may include a business combination or sale of the Trust's assets.
We are continuing to pursue various possibilities and will keep you informed.

Capital resources of the Trust consist of equity in real estate investments and mortgage loans receivable.
Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($1,055,430 at March 31, 1995) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

The Board of Trustees declared a fist quarter distribution of $.07 per share, payable May 22, 1995 to shareholders of record May 9, 1995. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
Holders.

At the Trust's annual meeting of shareholders on May 5, 1995, 82% of the Trust's outstanding shares were represented, either in person or by proxy. All four incumbent Trustees were re-elected to the Board of Trustees, with each receiving at least 98% of the vote for the shares represented. The vote tabulation for each Trustees was as follows:

Trustee             Votes For         Votes Withheld
Gary A. Downing     3,118,133         57,454
Patrick E. Falconio 3,124,992         50,595
Edwin L. Ingraham   3,125,122         50,465
Samuel L. Kaplan    3,124,697         50,890


                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USP REAL ESTATE INVESTMENT TRUST






/s/ Alan F. Fletcher
Alan F. Fletcher
Vice President and Treasurer
(principal financial officer)








/s/ Edward J. Kittleson
Edward J. Kittleson
Controller
(principal accounting officer)



Dated:  May 10, 1995