Form 10-Q/A
period 1995-03-31
USP REAL ESTATE INVESTMENT TRUST
filed 1995-06-02
CIK 102438

The purpose of this amended form is to include the Financial Data Schedule, exhibit 27.


                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                         FORM 10-Q/A


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended March 31, Commission file number 0-
               1995                           7589



            USP  REAL  ESTATE  INVESTMENT  TRUST
   (Exact name of registrant as specified in its charter)



               Iowa                        42-6149662
 (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)      Identification No.)


  4333 Edgewood Road N.E., Cedar             52499
            Rapids, IA                     (Zip Code)
 (Address of principal executive
             offices)


 Registrant's telephone number, including area code:  (319)
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


                        EXHIBIT INDEX


Exhibit Item                Title or Description
   27                       Financial Data Schedule



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



Dated:  June 1, 1995