Form 10-Q
period 1995-06-30
USP REAL ESTATE INVESTMENT TRUST
filed 1995-08-07
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended June 30, 1995    Commission file number 0-7589



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



The number of shares of beneficial interest of the registrant outstanding at August 3, 1995 was 3,880,000.
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.


USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)


                                                                 June 30,                   December 31,
                                                        1995               1994                1994

ASSETS
  Real Estate
    Land, buildings and improvements at cost             39,651,566         44,293,328          39,651,566
    Less accumulated depreciation                      (10,076,111)       (10,082,551)         (9,726,767)

  Net book value                                         29,575,455         34,210,777          29,924,799

  Mortgage loans receivable, net of deferred gain         1,300,741          1,324,316           1,312,805

    Real estate and mortgage loans receivable            30,876,196         35,535,093          31,237,604

  Cash and cash equivalents                               1,336,881          1,431,751           2,086,511
  Rents and other receivables                               539,984            303,123             535,792
  Prepaid and deferred expenses                             318,176            307,778             316,921
  Taxes held in escrow                                      280,443            282,641             156,765

Total Assets                                             33,351,680         37,860,386          34,333,593


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loans payable                                 15,510,078         20,274,774          16,853,303
  Accounts payable and accrued expenses                     818,848          1,332,320             494,922
  Distibution declared                                      310,400            232,800             271,600
  Tenant deposits                                            82,952            110,040              73,989
  Other                                                      74,602             33,649              26,496

Total Liabilities                                        16,796,880         21,983,583          17,720,310


Shareholders' Equity
  Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                       3,880,000          3,880,000           3,880,000
  Additional paid-in capital                             12,018,890         11,996,803          12,018,890
  Undistributed net earnings                                655,910              -- --             714,393
Total Shareholders Equity                                16,554,800         15,876,803          16,613,283

Total Liabilities & Shareholders' Equity                 33,351,680         37,860,386          34,333,593


USP REAL ESTATE INVESTMENT TRUST
Statements of Operations
(unaudited)

                                               Three Months Ended              Six Months Ended
                                                    June 30,                      June 30,

                                                1995          1994           1995            1994

REVENUE
  Rents                                         1,312,057     1,530,040      2,675,090       3,135,773
  Interest                                         56,370        52,641        117,114          98,582

Total Revenue                                   1,368,427     1,582,681      2,792,204       3,234,355


EXPENSES
  Property expenses:
    Real estate taxes                             185,949       200,937        371,898         429,283
    Wages and salaries                                ---         5,215            ---          12,342
    Repairs and maintenance                       129,250       143,140        217,714         259,746
    Utilities                                      24,206        30,545         48,721          66,030
    Management fee                                 60,258        72,059        124,962         145,901
    Insurance                                      11,670        16,620         23,340          33,240
    Other                                          32,042        22,759         55,470          53,621

  Property expenses, excluding
    depreciation                                  443,375       491,275        842,105       1,000,163
    Depreciation                                  206,242       257,188        412,484         514,228

  Total property expenses                         649,617       748,463      1,254,589       1,514,391
  Interest                                        394,465       505,300        802,829       1,033,461
  Administrative expense                          101,908       132,733        211,269         242,990

Total Expenses                                  1,145,990     1,386,496      2,268,687       2,790,842


Net earnings                                      222,437       196,185        523,517         443,513

Net earnings per share                                .06           .05            .13             .11


Distributions to shareholders                     310,400       232,800        582,000         465,600

Distributions to shareholders per share               .08           .06            .15             .12


USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                                 Six Months Ended
                                                                      June 30,

                                                              1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                          2,665,660       3,358,449
  Interest received                                          115,325          97,252
  Payments for operating expenses                          (871,120)     (1,299,529)
  Interest paid                                            (777,526)     (1,019,715)

    Net cash provided by operating activities              1,132,339       1,136,457


CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans receivable          12,064          10,971
  Capital expenditures                                      (63,140)       (292,197)
  Other, net                                                  69,414         538,163

    Net cash provided by investing activities                 18,338         256,937


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage loans payable             (220,943)       (291,689)
  Principal repayment on mortgage loan                   (1,136,164)             ---
  Net proceeds from refinancing                                   --         114,369
  Distributions paid to shareholders                       (543,200)       (465,600)

    Net cash used by financing activities                (1,900,307)       (642,920)


Net increase (decrease) in cash and cash                   (749,630)         750,474
equivalents
Cash and cash equivalents at beginning of period           2,086,511         681,277

Cash and cash equivalents at end of period                 1,336,881       1,431,751


RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                                 523,517         443,513
  Depreciation                                               412,484         514,228
  Amortization                                                25,303          26,896
  Decrease (increase) in rents and other receivables         (45,141)         226,419
  Decrease (increase) in prepaid and deferred expenses       (17,994)          15,637
  Increase in taxes held in escrow                         (123,678)       (231,589)
  Increase in accounts payable
    and accrued expenses                                     323,926         146,426
  Increase (decrease) in advance rents                        33,922         (5,073)

Net cash provided by operating activities                  1,132,339       1,136,457

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

NOTE 2:  Shareholders' equity, December 31,1994             16,613,283
         Net earnings                                          523,517
         Distributions to shareholders                        (582,000)
         Shareholders' equity, June 30, 1995                16,554,800

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to report the Trust's second quarter results of operations. Net earnings for the three and six months ended June 30, 1995 were $222,437 ($.06 per share) and $523,517 ($.13 per share), respectively, compared to $196,185 ($.05 per share) and $443,513 ($.11 per share) for the same periods in 1994. Funds from operations (earnings from operations plus depreciation) were $936,001 for the first six months of 1995 compared to $957,741 for the first six months of 1994. Contributing to the increase in net earnings in 1995 were increased interest income of $19,000 due to higher interest rates on investable funds and decreased interest expense of $231,000 due to the prepayment of mortgage loans. Administrative expenses were lower due to decreased legal expenses and a reduction in the administrative fee due to the sale of Midway Business Park, Tucson, Arizona.

Rents and property expenses declined from 1994 to 1995 due to the sale of Midway. Midway contributed rental income of $514,000 and incurred property expenses exclusive of depreciation of $231,000 in 1994. Rents and property expenses before depreciation for properties owned in both years increased $54,000 and $73,000, respectively, from 1994 to 1995. Included in the $73,000 increase in operating expenses was a $29,000 increase in real estate taxes because First Tuesday Mall, Carrollton, Georgia received property tax refunds in the second quarter of 1994. Also included was a $22,000 increase in repairs and maintenance expense due primarily to parking lot repairs and other repair items completed at Presidential Drive Business Park , Atlanta, Georgia. Overall occupancy of the Trust's real estate portfolio remained strong at 96% as of June 30, 1995.

The Trust previously reported that Publix Supermarkets at Kingsley Square in Orange Park, Florida had exercised an option to extend its lease for five years. The lease extension, effective February 11, 1995, requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. The Trust had expected to incur this cost in 1995, but it is now anticipated that this will not be incurred until 1996. Luria's, a 23,587 square foot tenant at Kingsley Square, discontinued operations there in March
1995. Luria's has continued to pay rent and has notified the Trust that it will honor its lease which runs through March 2010. The Trust is cooperating with Luria's in securing a new tenant to sublease this space.

Capital resources of the Trust consist of equity in real estate investments and mortgage loans receivable.
Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($1,336,881 at June 30, 1995) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations. The mortgage on Geneva Square in Lake Geneva, Wisconsin matures in March 1996, requiring a payoff of $2,873,831. The Trust expects to refinance this loan with the current lender.

Earlier this year, the Trust announced that it had begun exploring strategic alternatives to maximize shareholder value, including a possible business combination or sale of assets. After an extensive process of study and discussions with various parties, the Trust has received an offer to acquire all its assets for a price equivalent to $5.75 per share, less costs required to complete the transaction which have not yet been determined. The offer is subject to financing and further due diligence as well as additional negotiation. Completion of any such transaction will require the execution of a definitive agreement and approval of the Trustees and shareholders. There is no assurance that this or any other transaction will be consummated.

The Board of Trustees declared a distribution of $.08 per share, payable August 21, 1995 to shareholders of record
August 8, 1995. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.

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




Dated:  August 3, 1995