Form 10-Q
period 1995-09-30
USP REAL ESTATE INVESTMENT TRUST
filed 1995-11-13
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended September 30, 1995    Commission file number 0-7589



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



The number of shares of beneficial interest of the registrant outstanding at November 13, 1995 was 3,880,000.
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)



                                                                  September 30,       December 31,

                                                          1995               1994               1994

ASSETS
  Real Estate
    Land, buildings and improvements at cost           39,651,566        39,653,344       39,651,566
    Less accumulated depreciation                     (10,273,234)       (9,520,461)      (9,726,767)

  Net book value                                       29,378,332        30,132,883       29,924,799

  Mortgage loans receivable, net of deferred gain       1,294,491         1,318,631        1,312,805

    Real estate and mortgage loans receivable          30,672,823        31,451,514       31,237,604

  Cash and cash equivalents                             1,459,938         2,422,541        2,086,511
  Rents and other receivables                             465,303           411,567          535,792
  Prepaid and deferred expenses                           291,422           320,206          316,921
  Taxes held in escrow                                     91,729           108,593          156,765

Total Assets                                           32,981,215        34,714,421       34,333,593


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loans payable                               15,388,645        16,976,097       16,853,303
  Accounts payable and accrued expenses                   616,915           742,593          494,922
  Distibution declared                                    310,400           271,600          271,600
  Tenant deposits                                          82,952            67,980           73,989
  Other                                                    40,025            49,497           26,496

Total Liabilities                                      16,438,937        18,107,767       17,720,310


Shareholders' Equity
  Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                     3,880,000         3,880,000        3,880,000
  Additional paid-in capital                           12,018,890        12,726,654       12,018,890
  Undistributed net earnings                              643,388       -- --                714,393
Total Shareholders Equity                              16,542,278        16,606,654       16,613,283

Total Liabilities & Shareholders' Equity               32,981,215        34,714,421       34,333,593




USP REAL ESTATE INVESTMENT TRUST
Statements of Operations
(unaudited)

                                                       Three Months Ended                         Nine Months Ended
                                                          September 30,                             September 30,
                                                       1995          1994                             1995         1994

REVENUE
  Rents                                              1,323,794      1,524,057          3,998,884       4,659,830
  Interest                                              63,183         57,029            180,297         155,611

                                                     1,386,977      1,581,086          4,179,181       4,815,441


EXPENSES
  Property expenses:
    Real estate taxes                                  180,877        224,912            552,775         654,195
    Wages and salaries                                   ---            6,156            ---              18,498
    Repairs and maintenance                            102,701        142,706            320,415         402,452
    Utilities                                           29,673         45,765             78,394         111,795
    Management fee                                      61,735         71,758            186,697         217,659
    Insurance                                            9,870         11,336             33,210          44,576
    Other                                               20,916         32,706             76,386          86,327

  Property expenses, excluding depreciation            405,772        535,339          1,247,877       1,535,502
    Depreciation                                       204,722        239,693            617,206         753,921

  Total property expenses                              610,494        775,032          1,865,083       2,289,423
  Interest                                             377,974        485,998          1,180,803       1,519,459
  Administrative expense                               100,631        107,193            311,900         350,183

                                                     1,089,099      1,368,223          3,357,786       4,159,065

Earnings from operations                               297,878        212,863            821,395         656,376

Net gain on sale of property                            ---           788,588            ---             788,588

Net earnings                                           297,878      1,001,451            821,395       1,444,964

Net earnings per share                                   .08          .26                  .21            .37


Distributions to shareholders                          310,400        271,600            892,400         737,200

Distributions to shareholders per share                  .08          .07                  .23             .19


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

Note 2:  Shareholders' equity, December 31, 1994                 16,613,283
                Net earnings                                        821,395
                Distributions to shareholders                      (892,400)
            Shareholders' equity, September 30, 1995             16,542,278

USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                               Nine Months Ended
                                                                September 30,
                                                             1995                  1994

Cash flows from operating activities:
  Rents collected                                          4,022,976           4,784,612
  Interest received                                          178,508             153,397
  Payments for operating expenses                         (1,372,307)         (2,048,488)
  Interest paid                                           (1,156,731)         (1,513,040)

    Net cash provided by operating activities              1,672,446           1,376,481


Cash flows from investing activities:
  Principal collections on mortgage loans receivable          18,314              16,656
  Proceeds from property sale, net of closing costs            ---             4,641,420
  Capital expenditures                                       (70,739)           (306,828)
  Other, net                                                  78,605             194,874

    Net cash provided by investing activities                 26,180           4,546,122


Cash flows from financing activities:
  Principal payments on mortgage loans payable              (335,435)           (455,335)
  Principal repayment on mortgage loan                    (1,136,164)         (3,141,973)
  Net proceeds from refinancing                                --                114,369
  Distributions paid to shareholders                        (853,600)           (698,400)

    Net cash used by financing activities                 (2,325,199)         (4,181,339)

Net increase (decrease) in cash and cash equivalents        (626,573)           1,741,264
Cash and cash equivalents at beginning of period           2,086,511             681,277

Cash and cash equivalents at end of period                 1,459,938           2,422,541

Reconcilition of net earnings to net cash
   provided by operating activities:
Net earnings                                                 821,395           1,444,964
   Net gain on sale of property                                ---              (788,588)
Earnings from operations                                     821,395             656,376
  Depreciation                                               617,206             753,921
  Amortization                                                24,072              46,324
  Decrease in rents and other receivables                     30,194             118,898
  Decrease (increase) in prepaid and deferred expenses           441             (11,888)
  Decrease (increase) in taxes held in escrow                 65,036             (57,541)
  Increase (decrease) in accounts payable
    and accrued expenses                                     121,993            (133,279)
  Increase (decrease) in advance rents                        (7,891)              3,670

Net cash provided by operating activities                  1,672,446           1,376,481


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the Trust's third quarter results of operations. Net earnings were $297,878 ($.08 per share) for the three months ended September 30, 1995, bringing year-to-date net earnings to $821,395 ($.21 per share). Net earnings in 1994 were $1,001,451 ($.26 per share) and $1,444,964 ($.37 per share) for the three and nine months, respectively, including a net gain from the sale of Midway Business Park in Tucson, Arizona of $788,588 ($.20 per share). Funds from operations (earnings from operations plus depreciation) were $1,438,601 for the first nine months of 1995 compared to $1,410,297 for the first nine months of 1994.

Rents and expenses declined from 1994 to 1995 due to the sale of Midway. Midway contributed rental income of $750,000 and incurred property expenses exclusive of depreciation of $332,000 in 1994. Rents and property expenses before depreciation for properties owned in both years increased $89,000 and $44,000, respectively, from 1994 to 1995. Interest income increased $25,000 due to higher interest rates on investable funds, while interest expense decreased $339,000 due to the prepayment of mortgage loans. Overall occupancy of the Trust's real estate portfolio was 96% as of September 30, 1995.

The Trust previously reported that Publix Supermarkets at Kingsley Square in Orange Park, Florida had exercised an option to extend its lease for five years. The lease extension, effective February 11, 1995, requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. The Trust had expected to incur this cost in 1995, but is now anticipating this to occur in 1996.

Luria's, a 23,587 square foot tenant at Kingsley Square, discontinued operations there in March 1995. Luria's has continued to pay rent and has notified the Trust that it will honor its lease obligations which run through March
2010. The Trust is cooperating with Luria's in securing a new tenant to sublease this space. The Trust was recently notified that P.W. Enterprises had filed a Chapter 11 reorganization plan and intends to close its 63,146 square foot store at Geneva Square in Lake Geneva, Wisconsin in early 1996. The Trust intends to pursue all legal remedies available to it under the P.W. Enterprises lease which expires in September 2004.

Capital resources of the Trust consist of equity in real estate investments and mortgage loans receivable.
Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($1,459,938 at September 30, 1995) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations. The mortgage on Geneva Square matures in March 1996, requiring a payoff of $2,873,831. The Trust expects to refinance this loan with the current lender.

Earlier this year, the Trust announced that it had begun exploring strategic alternatives to maximize shareholder value, including a possible business combination or sale of assets. The Trust announced in July that it had received an offer to acquire all of its assets for a price equivalent to $5.75 per share, less costs required to complete the transaction. The offer was subject to financing and further due diligence, as well as ongoing negotiations of contractual terms and legal structure. Completion of any such transaction will require the execution of a definitive agreement and approval of the Trustees and shareholders. There is no assurance that this or any other transaction will be consummated.

The Board of Trustees declared a distribution of $.08 per share, payable November 20, 1995 to shareholders of record November 7, 1995. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees. SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USP REAL ESTATE INVESTMENT TRUST







/s/ Alan F. Fletcher
Alan F. Fletcher
Vice President and Treasurer
(principal financial officer)






/s/ Edward J. Kittleson
Edward J. Kittleson
Controller
(principal accounting officer)




Dated:  November 13, 1995