Form 10-K405
period 1995-12-31
USP REAL ESTATE INVESTMENT TRUST
filed 1996-03-26
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended           Commission file number 0-7589
       December 31, 1995

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

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 1, 1996 was $11,623,115.

The number of shares of beneficial interest of the registrant outstanding at March 1, 1996 was 3,880,000.

             DOCUMENTS INCORPORATED BY REFERENCE

                            None.
Part I.

Item I.  Business

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

USP has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code. As a result of this election, the Trust is not taxed on the portion of its income which is distributed to shareholders, provided it distributes at least 95% of its taxable income, has at least 75% of its assets in real estate investments and meets certain other requirements for qualification as a real estate investment trust.

The Trust has no employees as all services necessary to conduct the day-to-day operations are performed by AEGON USA Realty
Advisors, Inc. ("AEGON Realty Advisors") and its affiliates.
(See Note 5 to the Financial Statements.)


Investment Policy

The Trust's primary investment objective is to invest in real estate which will provide the best available cash flow and offer prospects for long-term appreciation in value. The Trust selectively sells property when it is determined that a sales transaction will economically benefit the Trust through the realization of capital gains. The Trust does not acquire property with a view to realizing appreciation from short-term sales.

The Trust has sought to achieve its investment objectives by investing principally in the direct ownership of real estate.
Short-term cash investments are made in high-quality commercial paper, money market funds and certificates of deposit.

Source of Funds and Financing

The principal source of funds for investment by USP was $25 million in proceeds from its initial public offering of shares. The Trust ceased the issuance of shares from this offering in 1978. The Trust completed a secondary offering of its shares in 1988, raising nearly $10 million. Since substantially all of the Trust's net income must be distributed to shareholders in order to qualify as a real estate investment trust, USP has relied primarily on cash generated from operations and property sales in excess of shareholder distributions, along with long-term borrowings secured by mortgages on specific properties, to finance real estate investments. Outstanding indebtedness of USP may not, according to the Declaration of Trust, exceed four hundred percent of the Trust's net assets (shareholders' equity plus accumulated depreciation). The aggregate principal amount of long-term mortgage indebtedness and net assets of the Trust as of December 31, 1995 were $15,271,385 and $27,016,153, respectively.

The Trust may finance future real estate investments through additional borrowings secured by mortgages on the Trust's real estate properties. USP currently has no commitments or arrangements for any such financing and there can be no assurance that suitable financing will be available on terms satisfactory to the Trust in the future. A $500,000 bank line of credit is available to the Trust on an uncommitted basis, draws against which must be collateralized by securities or other assets.

Mortgage Loans Receivable

In December 1990, the Trust sold Hickory Hills Shopping Center in Hillsville, Virginia and College Square Shopping Center in Jefferson City, Tennessee. The Trust provided mortgage loan financing for these sales in the amount of $525,000 for Hickory Hills and $1,125,000 for College Square. The loans mature on December 20, 1997 and yield 9.5% to the Trust.

Competition

USP's portfolio competes with other similar properties in its respective markets, some of which are newer than the USP properties. A strengthening U.S. economy, a low level of commercial real estate construction, and strong leasing efforts were factors resulting in improvement in the occupancy of Trust properties during the past three years. Overall occupancy for the entire portfolio was 96% at December 31, 1995, 96% at December 31, 1994, and 95% at December 31, 1993.

Item 2.  Properties

Real Estate Investments

The Trust has direct ownership of seven commercial real estate properties. These real estate investments are diversified geographically with 57% of the portfolio located in the Southeast, 22% in the Southwest and 21% in the Great Lakes Region based on the cost of the properties.

Properties owned by the Trust are leased to tenants either on a managed basis or under net lease arrangements. As the owner of managed property the Trust receives gross rentals and incurs operating expenses, such as property taxes, insurance, repairs, maintenance and common area utilities. Under net lease arrangements, the tenant, rather than the Trust, pays all operating expenses related to the leased premises. At December 31, 1995, six commercial properties were being leased on a managed basis and one property was leased on a net lease basis.

The six managed commercial properties consisted of five shopping centers and one business park. Managed commercial properties comprised 95% of the Trust's investment portfolio in 1995, 1994, and in 1993. Managed commercial properties provided 89% of USP's annual revenue in 1995, compared to 91% in 1994 and 92% in 1993. All managed properties have at least one tenant representing more than 20% of the revenue from that property, and the Kroger Company represents more than 11% of the total revenue of the Trust under a lease expiring in April 2012.

The net leased property is an office/warehouse which represented approximately 5% of the Trust's investment portfolio in 1995, 1994, and in 1993, and generated 6% of the Trust's annual revenue in 1995, 1994, and 1993. Trust properties and operations are summarized in the table on the next page.

The Trust's real estate investments are not expected to be substantially affected by current federal, state or local laws and regulations establishing ecological or environmental restrictions on the development and operations of such property. However, the enactment of new provisions or laws may reduce the Trust's ability to fulfill its investment objectives.

The Trust's properties and operations are summarized in the table below:

                            Real Estate Cost at              1995 Revenue
                              December 31, 1995

                         Amount           Percent    Amount       Percent

Managed
Kingsley Square
   Orange Park,        $4,970,114           12%    $754,131            13%
Florida
First Tuesday Mall
   Carrollton,          6,999,465            18     886,860             16
Georgia
Geneva Square
   Lake Geneva,         6,213,974            16   1,049,884             19
Wisconsin
Mendenhall Commons
   Memphis,             8,732,032            22     996,347             18
Tennessee
North Park Plaza
   Phoenix,             8,651,735            22   1,027,506             18
Arizona
Presidential Drive
   Atlanta,             1,886,309             5     277,308              5
Georgia

                       37,453,629            95    4,992,036            89

Net Leased
Yamaha Warehouse
   Cudahy,              2,197,937             5      357,096             6
Wisconsin
                        2,197,937             5      357,096             6

Properties sold               ---           ---      166,285             3
Trust operations              ---           ---      102,597             2

                      $39,651,566          100%   $5,618,014           100%

                                  Largest Tenant                                Percent of     Percent of

                         Name of              Lease                          Property         Trust
                          Tenant            Expiration           Revenue     Revenue        Revenue

Managed
Kingsley Square
   Orange Park,     L. Luria & Sons*           2010            $163,806         22%           3%
Florida
First Tuesday Mall
   Carrollton,      Winn Dixie                 2004             186,257         21            4
Georgia
Geneva Square
   Lake Geneva,     P.W. Enterprises**         2004             347,417         33            6
Wisconsin
Mendenhall Commons
   Memphis,         Kroger                     2012             636,898         64           11
Tennessee
North Park Plaza
   Phoenix,         Safeway                    2003             444,637         43            8
Arizona
Presidential Drive
   Atlanta,         Atlanta Dental             1999              64,449         23            1
Georgia

                                                              1,843,464         33

Net Leased
Yamaha Warehouse
   Cudahy,          Yamaha Motor Corp.         1997             357,096        100            6
Wisconsin
                                                                357,096                       6

Properties sold
Trust operations

                                                             $2,200,560                      39%

* L. Luria & Sons vacated their space in March 1995, however they continue to honor their lease obligations.
** P.W. Enterprises filed a Chapter 11 reorganization plan in 1995 and vacated their space in January 1996.

Recent Transactions

A mortgage loan on First Tuesday Mall in Carrollton, Georgia was prepaid on January 31, 1995. The prepayment amount, including a 1% fee to the lender, was $1,147,526. The annual debt service on this mortgage was $229,068, including interest at 10%.

On March 1, 1996 the Trust exercised an option to extend the loan on Geneva Square in Lake Geneva, Wisconsin for eight years at 8.30%. The loan may be prepaid without penalty any time during the first two years of the extended loan term. The annual debt service is $260,295.

L. Luria and Sons (Luria's), a 23,587 square foot tenant at Kingsley Square in Orange Park, Florida, discontinued operations there in March 1995. Luria's has continued to pay rent and has notified the Trust that it will honor its lease obligations which run through March 2010. The Trust is cooperating with Luria's in securing a new tenant to sublease this space.

P.W. Enterprises has filed a Chapter 11 reorganization plan and closed its 63,146 square foot store at Geneva Square in Lake Geneva, Wisconsin in January 1996. The Trust has filed a claim as an unsecured creditor due to the tenant's rejection of its lease through the bankruptcy proceedings. The amount of that claim, limited to 15% of the amounts owed for the unexpired balance of the lease term, was $514,000. The Trust subsequently elected to accept 70% of that amount through a proposed bankruptcy payout plan. Accordingly, a settlement distribution of approximately $360,000 is expected from the bankruptcy trustee. At this time it is still uncertain what amounts will actually be received by the Trust through the bankruptcy proceedings, and when those payments, if any, will be made.

Staples, Inc. at North Park Plaza in Phoenix, Arizona closed its 18,000 square foot store in February 1996 and moved to a new center in the metro area. Staples has assigned their lease which runs through July 2003, to the developer of the new center. The Trust is cooperating with the developer in securing a new tenant for the space.

The portfolio operating results in the forthcoming year will greatly depend upon all tenants continuing to pay their rent and the Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

On February 1, 1995, the Trust announced that it had begun exploring strategic alternatives to maximize shareholder value. The decision reflects the opinion of the Trust's board of trustees that recent market prices for the Trust's shares have not adequately reflected the value of the Trust. During 1995, the Trust explored various alternatives and conducted discussions with a number of prospective buyers but were unable to reach an agreement on the terms and conditions of a specific transaction. While the Trust will continue to consider other potential transactions which will serve to maximize shareholder value, there is no assurance any transaction will be consummated.

Item 3.  Legal Proceedings

Legal Proceedings

The Trust is not a party to any pending legal proceedings which, in the opinion of management, are material to the Trust's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II.

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

Distribution Information

The Trust is required to distribute at least 95% of its taxable income to continue its qualification as a real estate investment trust. Although the Trust expects to continue making distributions to shareholders, there is no assurance of future distributions, since they are dependent upon earnings, cash flow, the financial condition of the Trust and other factors.

Identification of Market and Price Range

At March 1, 1996, the Trust had 3,880,000 shares of beneficial interest issued and outstanding to 2,262 shareholders of record. The Trust's shares of beneficial interest are traded over-the-counter on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol USPTS. At March 1, 1996, the Trust's per share bid and asked prices were $4.125 and $4.625, respectively, as obtained from Wedbush/Morgan Securities, Inc., Newport Beach, California, Stifel Nicolaus, St. Louis, Missouri, Carr Securities, New York, New York, Pennsylvania Merchant Group, Ltd., Radnor, Pennsylvania, and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Trust. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Market Price Range
                          Over-the-Counter Bid Price

Quarter Ended            High        Low        Close

1995
March 31                 4 3/8       3 1/16     3 5/8
June 30                  4 1/4       3 1/2      3 7/8
September 30             5 1/4       3 7/8      4 3/4
December 31              5 1/8       4 1/2      4 1/2

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

Dividend Character
                          1995         1994         1993

Ordinary
   income                  100.00%       73.71%      78.03%
Capital
   gains                       ---       26.29%         ---
Return of
   capital                     ---         ---       21.97%

Total                      100.00%      100.00%     100.00%

  Distributions               $.30          .25         .24
paid, per share

Advisor

AEGON USA Realty Advisors, Inc.
Cedar Rapids, Iowa


Property Manager

AEGON USA Realty Management, Inc.
Cedar Rapids, Iowa


Stock Transfer and Dividend Reinvestment Agent

USP Real Estate Investment Trust
c/o Boston EquiServe, L.P.
P.O. Box 8200
Boston, MA  02266-8200
Telephone:  1-800-426-5523


Annual Meeting

The annual meeting of shareholders of USP Real Estate Investment
Trust will be held on Monday, April 29, 1996 at 11:30 a.m. at the AEGON Financial Center, 4333 Edgewood Road N.E., Cedar Rapids,
Iowa.


10-K Information

The 1995 Form 10-K filed with the Securities and Exchange Commission (exclusive of certain exhibits) is available without charge upon written request to Roger L. Schulz, Controller, USP Real Estate Investment Trust, 4333 Edgewood Road N.E., Cedar Rapids, Iowa 52499.

Item 6.  Selected Financial Data

Years Ended December 31                   1995         1994          1993          1992            1991

Revenue                                $  5,618,014    6,179,495    6,272,463      5,929,073      6,478,555

Earnings from Operations               $  1,100,149      934,605      715,746        282,401        627,661
Net Gain on Sale or Disposition of     $    ---          788,588          ---        175,991        181,359
Property

Net Earnings                           $  1,100,149    1,723,193      715,746        458,392        809,020

Distributions to Shareholders          $  1,202,800    1,008,800      931,200      1,241,600      2,134,000

Per Share*
   Earnings from Operations            $    .28              .24          .18            .07            .16
   Net Earnings                        $    .28              .44          .18            .12            .21
   Distributions to Shareholders       $    .31              .26          .24            .32            .55

Real Estate and Mortgage
   Loans Receivable                    $30,434,137    31,237,604   35,782,150     36,631,659     37,328,542

Total Assets                           $32,853,270    34,333,593   37,487,867     38,235,283     40,132,321

Mortgage Loans Payable                 $15,271,385    16,853,303   20,387,645     20,855,442     21,557,645

Total Liabilities                      $16,342,638    17,720,310   21,588,977     22,120,939     23,234,769

Shareholders' Equity                   $16,510,632    16,613,283   15,898,890     16,114,344     16,897,552

*    Per share amounts for Earnings from Operations and Net
Earnings are based on the weighted average number of shares outstanding for each period. Per share amounts for Distributions to Shareholders are based on the actual number of shares outstanding on the respective record dates.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The discussion that follows should be read in the general context of the discussion in "Item 1 Business" and "Item 2 Properties."

Results of Operations

Growth in the U.S. economy continued in 1995, with the Gross Domestic Product gaining 4.2%. Job growth in the U.S. non-agricultural employment increased by 1.7 million as of last August compared to one year earlier. Retail sales in 1995 posted a 5% increase over 1994. The Trust benefited from these positive economic factors and experienced an improvement in the portfolio operating results in 1995. In the foreseeable future, "outlet megamalls" (giant retail facilities ranging from one to two million square feet) have the potential of becoming more common and thus compete with traditional centers for consumer consumption.

A number of specific tenant situations may have an impact on the Trust's operating results in 1996. Luria's, a 23,587 square foot tenant at Kingsley Square in Orange Park, Florida, discontinued operations there in March 1995. Luria's has continued to pay rent and has notified the Trust that it intends to honor its lease obligations, which run through March 2010. The Trust is cooperating with Luria's in securing a new tenant to sublease this space. P.W. Enterprises has filed a Chapter 11 reorganization plan and closed its 63,146 square foot store at Geneva Square in Lake Geneva, Wisconsin in January 1996. The Trust has filed a claim as an unsecured creditor due to the tenant's rejection of its lease through the bankruptcy proceedings. The amount of that claim, limited to 15% of the amounts owed for the unexpired balance of the lease term, was $514,000. The Trust subsequently elected to accept 70% of that amount through a proposed bankruptcy payout plan. Accordingly, a settlement distribution of approximately $360,000 is expected from the bankruptcy trustee. At this time it is still uncertain what amounts will actually be received by the Trust through the bankruptcy proceedings, and when those payments, if any, will be made. Staples, Inc. at North Park Plaza in Phoenix, Arizona closed its 18,000 square foot store in February 1996 and moved to a new center in the metro area. Staples has assigned their lease which runs through July 2003, to the developer of the new center. The Trust is cooperating with the developer in securing a new tenant for the space. The portfolio operating results in the forthcoming year will greatly depend upon these (and all other) tenants to continue paying their rent and the Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

It is the opinion of the Trust's board of trustees that the recent market prices for the Trust's shares do not adequately reflect the value of the Trust. During 1995, the Trust explored various strategic alternatives, including a possible sale of the Trust's assets, with the intent to maximize shareholder value. There were discussions with a number of prospective buyers, but the Trust was unable to reach an agreement on the terms and conditions of a specific transaction. While the Trust will continue to consider other potential transactions which will serve to maximize shareholder value, there is no assurance that any transaction will be consummated.

1995 compared to 1994

Rents and property expenses declined from 1994 to 1995 due to the September 1994 sale of Midway Business Park, in Tucson, Arizona. Rental income was $5,366,255 in 1995 compared to $5,960,114 in 1994 which represents a decrease of 10%. However, rental income from properties owned throughout both years increased 3% from $5,222,406 in 1994 to $5,366,255 in 1995 primarily due to an increase of $125,000 in expense recoveries from tenants and higher overage rents. Interest income was $251,759 in 1995 compared to $219,381 in 1994, an increase of 15%, due to higher interest rates on the investable cash balances and the receipt of $13,000 in interest on property tax refunds.

First Tuesday Mall in Carrollton, Georgia recorded higher rents primarily due to the lease of a furniture store in mid-1994 which occupies 23,040 square feet. North Park and Presidential Drive Business Park in Atlanta, Georgia experienced a reduction in base rents from 1994 as North Park set up a rent reserve for some delinquent rents in 1995 and Presidential recovered delinquent rents in 1994 which had been considered uncollectible. As stated above, the largest increase in rents occurred due to an increase of $125,000 in expense recoveries primarily from Kingsley Square, First Tuesday and North Park. These three properties experienced higher real estate taxes which, pursuant to the terms of tenant leases, resulted in the Trust being able to collect this increase in taxes from the tenants.

Property expenses before depreciation were $1,755,295 in 1995 compared to $1,928,502 in 1994 which represents 33% of rental income for 1995 and 32% of rental income for 1994. The primary reason for the decrease was the sale of Midway. On a same property basis, property expenses increased to $1,755,295 in 1995 from $1,594,949 in 1994. Accounting for this change was the increase in real estate taxes from Kingsley Square, North Park and First Tuesday as First Tuesday received tax refunds in 1994. All wages and salaries in 1994 were incurred in connection with the operation of Midway, the sale of which resulted in a decrease of $19,000 in this expense. Repairs and maintenance decreased $19,000 due to the sale of Midway which incurred $78,000 in repair and maintenance items in 1994. On a same property basis, repairs and maintenance in 1995 increased $59,000 from 1994 primarily due to remodeling expenditures for an existing tenant at Presidential Drive and improvements made to the exterior of the building. Utilities decreased $35,000 from 1994 to 1995 due to the sale of Midway. Insurance expense declined due to the sale of Midway and lower insurance premiums. Other property expenses were $13,000 lower primarily due to the sale of Midway, which incurred $27,000 in 1994, offset by $15,000 in environmental consulting on all of the properties in 1995.

Depreciation expense declined $139,000 in 1995 due primarily to the sale of Midway. Interest expense decreased $390,000 due to the prepayment of the loan on Midway upon sale, and the prepayment of one of the mortgage loans on First Tuesday. The prepayment on First Tuesday, including a 1% fee to the lender, was $1,147,526 which was paid on January 31, 1995. The annual debt service on this mortgage was $229,068, including interest at 10%. Administrative expense decreased $24,000 primarily due to the sale of Midway, which resulted in lower administrative fees of $17,000, and a $7,000 reduction in premium on directors and officers insurance.

Earnings from operations were $1,100,149 in 1995 compared to $934,605 in 1994, which represents an increase of 18% primarily due to the significant decrease in interest expense as more fully described above. Net earnings were $1,100,149 in 1995 compared to $1,723,193 in 1994, the decrease primarily attributed to the $788,588 gain on sale of Midway in 1994.

1994 compared to 1993

Rental income was $5,960,114 in 1994 compared to $6,077,305 in 1993 which represented a decrease of 2%. However, rental income from properties owned throughout both years increased 3% from $5,082,726 in 1993 to $5,222,406 in 1994 primarily due to higher occupancy rates. Interest income was $219,381 in 1994 compared to $195,158 in 1993, an increase of 12%, due to higher investable cash balances and higher interest rates received on these balances in 1994.

Kingsley Square in Orange Park, Florida recorded higher rents of $50,000 (7% over 1993) as a result of increases in average occupancy and rental rates. The Trust entered into a new lease in 1994 with a furniture store for 23,040 square feet at First Tuesday Mall in Carrollton, Georgia which was the primary reason for a $42,000 or 5% increase in rents at this property. Rental income at Mendenhall Commons in Memphis, Tennessee increased $52,000 or 6% due primarily to increased tenant expense recoveries. Presidential Drive in Atlanta, Georgia recorded a revenue increase of $62,000 or 25% in 1994 due to increased rental rates and recovery of delinquent rents which had been considered uncollectible. Insurance proceeds covered the loss of rents from several tenants which were displaced at this property during a portion of 1994. North Park Plaza in Phoenix, Arizona and Yamaha Warehouse in Cudahy, Wisconsin recorded moderate revenue increases in 1994. Geneva Square in Lake Geneva, Wisconsin was the only property showing a decline in revenues, as rental income fell $91,000 or 8% due to a decrease in occupancy from 1993, a year in which the property operated at 100% occupancy for most of the year.

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

Earnings from operation were $934,605 in 1994 compared to $715,746 in 1993 which represents an increase of 31% primarily due to the significant decline in total expenses, as more fully described above. With the $788,588 gain recognized on the sale of Midway, 1994 net earnings were $1,723,193 compared to 1993 net earnings of $715,746.

Cash Flow and Funds from Operations

The Trust has for several years used "funds from operations" as a measurement of operating performance. Funds from operations, as used in this report, is defined as: net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation. The Trust has adopted this definition of "funds from operations" as a more meaningful measurement of the ongoing performance of a real estate entity than either "net cash provided by operating activities," identified in the Statements of Cash Flows, or "earnings from operations," identified in the Statements of Earnings.

Funds from operations takes into consideration the accrual of revenue and expenses, which more appropriately reflects operating performance. Net cash provided by operating activities represents cash receipts and disbursements without regard to when income was earned or expense incurred. Earnings from operations considers the accrual of revenue and expenses, but is limited as a measurement of the ongoing performance of a real estate entity because it includes depreciation, a non-cash expense. The Trust intends to continue using funds from operations as a measure of operating performance.

Liquidity and Capital Resources

The Trust's capital resources consist of its current equity in real estate investments and mortgage loans receivable. The Trust maintains its properties in good condition and provides adequate insurance coverage. Liquidity is represented by cash and cash equivalents ($1,370,623 at December 31, 1995), a $500,000 line of credit (see discussion under "Item 1 Business - Source of Funds and Financing") and the continued operation of the Trust's real estate portfolio. This liquidity is considered sufficient to meet current obligations.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $2,000,023 for the year ended December 31, 1995. Major applications of cash in 1995 included $1,136,164 for prepayment of one of the mortgage loans on First Tuesday Mall, $1,164,000 for distributions to shareholders, and $452,695 in principal payments on mortgage loans payable. The Trust's debt service commitments for mortgage loans payable are described in Note 6 to the Financial Statements.

The Publix Supermarkets lease at Kingsley Square was extended effective February 11, 1995 for a five-year term. The lease extension requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. This amount is expected to be paid in 1996. Capital expenditures at other properties of approximately $240,000 are anticipated for 1996. As of December 31, 1995, there were no other material commitments.

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

Item 8.  Financial Statements and Supplementary Data

Balance Sheets
                                                       December 31,
                                                 1995               1994

Assets
Real estate
   Land                                  $     9,666,409      $    9,666,409
   Buildings and improvements                 29,985,157          29,985,157
                                              39,651,566          39,651,566

   Less accumulated depreciation             (10,505,521)         (9,726,767)
                                              29,146,045          29,924,799

Mortgage loans receivable,
   net of deferred gain                        1,288,092           1,312,805
   Real estate and mortgage loans             30,434,137          31,237,604
       receivable

Cash and cash equivalents                      1,370,623           2,086,511
Rents and other receivables                      614,873             535,792
Prepaid and deferred expenses                    290,859             316,921
Taxes held in escrow                             142,778             156,765
Total Assets                                $ 32,853,270        $ 34,333,593

Liabilities and Shareholders' Equity
Liabilities
   Mortgage loans payable                   $ 15,271,385        $ 16,853,303
   Accounts payable and accrued expenses         664,733             494,922
   Distribution declared                         310,400             271,600
   Tenant deposits                                79,629              73,989
   Other                                          16,491              26,496
Total Liabilities                             16,342,638          17,720,310

Shareholders' Equity
   Shares of beneficial interest, $1 par value,
    20,000,000 shares authorized, 3,880,000
    shares issued and outstanding              3,880,000           3,880,000
Additional paid-in capital, net of cumulative
    distributions in excess of earnings
    of  $16,382,559 in 1995 and 1994          12,018,890          12,018,890
Undistributed net earnings                       611,742             714,393
                                              16,510,632          16,613,283
Total Liabilities & Shareholders' Equity    $ 32,853,270        $ 34,333,593
See the accompanying notes to financial statements.

Statements of Earnings
                                                          Years Ended December 31,

                                               1995                       1994                1993
Revenue
   Rents                                    $  5,366,255          $  5,960,114             $  6,077,305
   Interest                                      251,759               219,381                  195,158
Total Revenue                                  5,618,014             6,179,495                6,272,463
Expenses
   Property expenses:
      Real estate taxes                          754,144               800,921                  789,315
      Wages and salaries                             ---                19,354                   31,618
      Repairs and maintenance                    486,679               505,915                  477,718
      Utilities                                  106,028               141,019                  140,662
      Management fee                             250,601               277,945                  287,608
      Insurance                                   43,645                56,246                   70,088
      Other                                      114,198               127,102                  160,420
Property expenses, excluding                   1,755,295             1,928,502                1,957,429
depreciation
      Depreciation                               821,003               960,227                1,027,956
Total property expenses                        2,576,298             2,888,729                2,985,385
Interest                                       1,562,864             1,953,117                2,196,729
Administrative expense                           378,703               403,044                  374,603
Total Expenses                                 4,517,865             5,244,890                5,556,717

Earnings from operations                       1,100,149               934,605                  715,746

Net gain on sale of property                         ---               788,588                      ---

Net earnings                                 $ 1,100,149           $ 1,723,193                $ 715,746

Net earnings per share                       $       .28           $       .44                $     .18

Distributions to shareholders                $ 1,202,800           $ 1,008,800                $ 931,200

Distributions to shareholders per share      $       .31           $       .26                $     .24

See the accompanying notes to financial statements.

Statements of Cash Flows
                                                         Years Ended December 31,

                                                1995            1994            1993
Cash flows from operating activities:
   Rents collected                            $ 5,240,756   $ 5,997,838    $    5,996,819
   Interest received                              249,863       217,707           195,084
   Payments for operating expenses             (1,957,514)   (2,716,513)       (2,389,521)
   Interest paid                               (1,533,082)   (1,934,047)       (2,165,600)
     Net cash provided by operating activities  2,000,023     1,564,985         1,636,782

Cash flows from investing activities:
   Proceeds from property sales, net of            ---        4,641,420          ---
    closing costs
   Capital expenditures                           (42,249)     (305,050)          (212,959)
   Principal collections on mortgage               24,713        22,482             20,452
    loans receivable
   Other, net                                      54,484        64,071           (297,224)
      Net cash provided (used) by                  36,948     4,422,923           (489,731)
      investing activities

Cash flows from financing activities:
   Principal portion of scheduled                (452,695)     (585,070)          (495,561)
    mortgage loan payments
   Principal repayment on mortgage loans       (1,136,164)   (3,141,973)              ---
    payable
   Net proceeds from refinancing                    ---         114,369               ---
   Distributions paid to shareholders          (1,164,000)     (970,000)          (931,200)
      Net cash used by financing               (2,752,859)   (4,582,674)        (1,426,761)
      activities

Net increase (decrease) in cash and cash         (715,888)    1,405,234             (279,710)
  equivalents
Cash and cash equivalents at beginning of       2,086,511       681,277               960,987
  year
Cash and cash equivalents at end of year      $ 1,370,623   $ 2,086,511         $     681,277

Reconciliation of net earnings to net cash
   provided by operating activities:
Net earnings                                  $ 1,100,149   $ 1,723,193         $     715,746
   Gain on sale of property                         ---        (788,588)                ---
Earnings from operations                        1,100,149       934,605               715,746
   Depreciation                                   821,003       960,227             1,027,956
   Amortization                                    29,782        58,975                31,129
   Decrease (increase) in rents and other        (119,117)       38,571              (84,503)
     receivables
   Increase in prepaid and deferred expenses       (7,314)      (16,921)              (32,199)
   Decrease (increase) in taxes held in escrow     13,987      (105,713)               (9,857)
   Increase (decrease) in accounts                169,811      (302,238)              (25,290)
       payable and accrued expenses
   Increase (decrease) in advance rents            (8,278)       (2,521)                13,800
Net cash provided by operating activities     $ 2,000,023   $ 1,564,985            $ 1,636,782

See the accompanying notes to financial statements.

Statements of Shareholders' Equity
                                                  Years Ended December 31, 1995, 1994 and 1993

                                    Shares of          Additional     Undistributed        Total
                                   Beneficial           Paid-In            Net        Shareholders'
                                    Interest            Capital        Earnings         Equity

Balance at January 1, 1993          $  3,880,000     $12,234,344    $        ---       $ 16,114,344
   Net earnings                              ---             ---         715,746            715,746
   Distributions to shareholders             ---        (215,454)       (715,746)          (931,200)

Balance at December 31, 1993        $  3,880,000     $12,018,890    $        ---       $ 15,898,890
   Net earnings                              ---             ---       1,723,193          1,723,193
   Distributions to shareholders             ---             ---      (1,008,800)        (1,008,800)

Balance at December 31, 1994        $  3,880,000     $12,018,890    $    714,393        $16,613,283
   Net earnings                              ---             ---       1,100,149          1,100,149
   Distributions to shareholders             ---             ---      (1,202,800)        (1,202,800)

Balance at December 31, 1995        $  3,880,000     $12,018,890    $    611,742        $16,510,632

See the accompanying notes to financial statements.

Notes to Financial Statements

1.  Accounting Policies

The Trust is predominantly in the business of investing in real estate. Investments in real estate are stated at cost. The Trust provides an allowance for valuation of real estate when it is determined that the values have permanently declined below recorded book value.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Trust's adoption of Statement No. 121 in 1995 had no impact on the Trust's operations.

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

The Trust follows the operating method of accounting for leases, whereby scheduled rental income is recognized on a straight-line basis over the lease term. Contingent rental income is recognized in the period in which it arises. Interest on mortgage loans receivable and amortization of discounts are recognized as income over the period the respective loans are outstanding. The Trust provides for possible losses on mortgage loans, rents and other receivables when it is determined that collection of such receivables is doubtful. Rents and other receivables are stated net of an allowance for uncollectible accounts of $143,991 in 1995 and $100,744 in 1994. Cash equivalents include investments with original maturities of three months or less.

Gains on real estate sales are recognized for financial accounting purposes in accordance with Financial Accounting Standard No. 66, Accounting for Sales of Real Estate. Deferred gains are recognized as income using the installment method. Net earnings per share are computed using the weighted average number of shares outstanding during the year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results of the Trust could differ as a result of those estimates.
2.  Real Estate

Investments in real estate consist entirely of managed and net leased commercial property. Information regarding the Trust's investment in each property is presented in the Schedule of Real
Estate and Accumulated Depreciation below:

Schedule of Real Estate and Accumulated Depreciation

                                                                            Gross Amount at Which Carried
                 Initial Cost to Trust                                              December 31, 1995
                                                              Subsequent
                        Amount of                Buildings &     Cost                     Buildings &
Property Description   Encumbrance     Land     Improvements  Capitalized    Land      Improvements     Total

Managed
Kingsley Square        $ 938,474       450,000     3,311,660    1,208,454     450,000     4,520,114     4,970,114
 Orange Park, FL

First Tuesday Mall       656,797       595,000     4,347,697    2,056,768     600,392     6,399,073     6,999,465
 Carrollton, GA

Geneva Square          2,879,727       477,166     4,965,000      771,808     477,166     5,736,808     6,213,974
 Lake Geneva, WI

Mendenhall Commons     4,087,002     3,134,692     5,597,340          ---   3,134,692     5,597,340     8,732,032
 Memphis, TN

North Park Plaza       4,096,303     4,635,147     4,018,353      (1,765)   4,633,382     4,018,353     8,651,735
 Phoenix, AZ

Presidential Drive       799,174       344,582     1,424,300      117,427     344,582     1,541,727     1,886,309
 Atlanta, GA          13,457,477     9,636,587    23,664,350    4,152,692   9,640,214    27,813,415    37,453,629

Net Leased
Yamaha Warehouse       1,449,811        26,195       755,756    1,415,986      26,195     2,171,742     2,197,937
 Cudahy, WI
                       1,449,811        26,195       755,756    1,415,986      26,195     2,171,742     2,197,937

Total                $14,907,288*     9,662,782    24,420,106    5,568,678   9,666,409    29,985,157    39,651,566

*  Excludes encumbrance of $364,097 on wraparound mortgages receivable.

                                                                   Life on Which
                                                                            Depreciation
                                                                            is computed
                                                                              (in years)
                              Accumulated            Date          Date
Property Description          Depreciation           Built         Acquired

Managed
Kingsley Square                2,269,855             1975-76         7/79        10-40
   Orange Park, FL

First Tuesday Mall             3,191,661             1975-78         7/79        10-40
   Carrollton, GA

Geneva Square                  1,731,634             1981-82         2/84        10-40
   Lake Geneva, WI

Mendenhall Commons               947,641               1987          2/89        10-40
   Memphis, TN

North Park Plaza                 671,896               1963          2/89        10-40
   Phoenix, AZ

Presidential Drive               445,899               1980         12/84        10-35
   Atlanta, GA                 9,258,586

Net Leased
Yamaha Warehouse               1,246,935               1971          2/72        15-40
   Cudahy, WI
                               1,246,935

Total                         10,505,521


The activity in real estate and related depreciation for the three years ended December 31, 1995 is summarized below:

Real Estate                                        Years Ended December 31,

                                                 1995             1994               1993
    Cost
Beginning of year                      $   39,651,566       44,115,186         44,057,866
   Additions during year
       Improvements                               ---          175,804             57,320
   Deductions during year
       Property sales or dispositions             ---       (4,639,424)                --
End of year                              $ 39,651,566*       39,651,566        44,115,186

   Accumulated Depreciation
Beginning of year                        $  9,726,767        9,668,323          8,781,946
   Additions during year
       Depreciation expense                   821,003          960,227          1,027,956
   Deductions during year
       Accumulated depreciation
         on property sold                          ---        (786,592)            ---
       Asset replacements charged
         to accumulated depreciation          (42,249)        (115,191)          (141,579)

End of year                              $ 10,505,521        9,726,767          9,668,323

*The aggregate cost for federal income tax purposes is $39,785,276.

Wholly-owned managed properties with an aggregate cost of $37,453,629 are leased to tenants pursuant to lease agreements under which the Trust incurs normal real estate operating expenses associated with ownership. Yamaha Warehouse, a wholly-owned property with an aggregate cost of $2,197,937 is leased under a net lease agreement which requires the lessee to pay cash rental, property taxes and other expenses incurred in connection with the operation of the property.

On September 16, 1994, the Trust sold Midway Business Park, a 181,320 square foot office park located in Tucson, Arizona. The sale price was $4,800,000 from which the Trust paid selling expenses of $158,580 and retired mortgage indebtedness on the property of $3,141,973. Gain on the sale was $788,588.

3. Mortgage Loans Receivable

Mortgage loans receivable consist of notes received from financing property sales and are secured by the properties sold, subject to any underlying mortgage loans payable. Mortgage loans are stated net of unamortized discounts and deferred gains. The Trust received mortgage loans receivable of $1,650,000 as part of the consideration for the sales of Hickory Hills and College Square in 1990. Information regarding each mortgage is presented in the Schedule of Mortgage Loans Receivable below:

Schedule of Mortgage Loans Receivable

                                     Periodic
                                     Payment
                                     Terms


                                                                   Annual
                               Date       Stated       Final      Principal
Property Description            of       Interest    Maturity   and Interest
Name and Location of         Mortgage      Rate        Date
Property

Hickory Hills Shopping         12-21-90       9.5%     12-20-97     $  55,043
Center
   Hillsville, Virginia

College Square Shopping        12-21-90       9.5%     12-20-97       117,949
Center
Jefferson City, Tennessee
                                                                      172,992
Deferred Gain                                                             ---

                                                                     $172,992

                                                                Carrying
                                              Face Amount of    Amount of
                                Balloon          Mortgage        Mortgage
Property Description           Paymnet at      Receivable at   December 31,
Name and Location of            Maturity        Aquisition         1995
Property

Hickory Hills Shopping Center   $  474,726     $  525,000      $  492,774
   Hillsville, Virginia

College Square Shopping Center   1,017,270      1,125,000       1,054,475

Jefferson City, Tennessee
                                1,491,996      1,650,000       1,547,249
Deferred Gain                      ---           ---            (259,157)

                                $1,491,996    $1,650,000      $1,288,092

 The estimated fair value of mortgage notes receivable at December 31, 1995 was $1,616,938 compared to the carrying value of $1,547,249. The estimated fair value is greater than the carrying value as a result of the current interest rate applied to discount the cash flows being lower than the stated rate of the notes. The activity in mortgage loans receivable for the three years ended December 31, 1995 is summarized in the table below:

Mortgage Loans Receivable
                                         Years Ended December 31,

                                     1995            1994           1993
Principal

Beginning of year            $  1,571,962       1,594,444       1,614,896
   Deductions during year
      Principal collections        (24,713)       (22,482)        (20,452)

Balance at end of year           1,547,249*     1,571,962       1,594,444
Deferred gain                     (259,157)      (259,157)       (259,157)

Balance, net of deferred     $  1,288,092       1,312,805       1,335,287
gain

*Represents the aggregate cost for federal income tax purposes.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash of $2,164, a money market fund of $768,459, and commercial paper of $600,000.
Information regarding the investments at December 31, 1995 are presented in the table below:

Schedule of Cash and Cash Equivalents
                                                             Cost at
                                    Maturity    Principal   December 31,
Type of Issue and Name of Issuer      Date        Amount       1995*

   Money Market
Fidelity Investments,
   approximate average, 5.62%        demand      $768,459     $768,459

   Commercial Paper
Heller Financial, Inc., 5.70%        1/25/96     $600,000     $600,000

* Represents the amount at which carried on the balance sheet at December 31, 1995, which also approximates the market value at that date.


5. Transactions With Affiliates

The Trust has contracted with AEGON USA Realty Advisors, Inc. ("AEGON Realty Advisors") to provide administrative services for a base fee of 5/8% of the average gross real estate investment plus 1/4% of the monthly balance of mortgage loans receivable and an incentive fee of 20% of annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in subsequent years (subject to certain limits). Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). The administrative fee is limited to 1 1/2% of average quarterly net invested assets. The administrative agreement is for a one-year term, automatically renewed annually and cancellable by either party upon 90 days written notice. Amounts paid to AEGON Realty Advisors for administrative services were: $202,410 for 1995, $219,982 for 1994, and $227,352 for 1993. No incentive fees were paid in 1995, 1994 or 1993. Administrative fees of $50,603 in 1995, $54,995 in 1994, and $56,838 in 1993 were deferred, but may become payable in subsequent years. Cumulative deferred administrative fees were $458,509 as of December 31, 1995.

AEGON Realty Advisors also provides real estate acquisition and disposition services for the Trust. A negotiated fee of 2% to 4% of the cost is charged for properties acquired. No separate fee is charged for property dispositions. There were no acquisition fees paid in 1995, 1994 or 1993.

AEGON USA Realty Management, Inc. ("AEGON Realty Management"), a wholly-owned subsidiary of AEGON Realty Advisors, provides property management services to the Trust for a fee of 5% of the gross income of each managed property. The property management agreement is for a one-year term, automatically renewed annually and cancellable upon a 30-day written notice from either party. Amounts paid to AEGON Realty Management for property management services were $250,601 for 1995, $277,945 for 1994, and $287,608 for 1993. Pursuant to the property management agreement, on-site property management wages and salaries incurred by AEGON Realty Management were reimbursed by the Trust as follows: $19,354 for 1994 and $31,618 for 1993. No wages and salaries were reimbursed by the Trust for 1995.

AEGON Realty Advisors provides dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services to the Company for a quarterly fee of $1.25 per shareholder account, $.75 per shareholder account for distributions processed, $.50 per shareholder account for proxy tabulation, and such other compensation for services performed as from time to time agreed to by the parties. The Trust paid AEGON Realty Advisors $22,112, $23,000, and $23,871 in shareholder service fees for 1995, 1994, and 1993, respectively. AEGON Realty Advisors has subcontracted with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company, for delivery of these services.

On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., an affiliate of AEGON Realty Advisors, as part of a large transaction involving the transfer of loans and securities. Interest paid on the mortgage was $83,287 in 1995 and $85,646 in 1994. See Note 6 to the Financial Statements for information on the refinancing in February 1994 of the mortgage on Geneva Square with PFL Life Insurance Company ("PFL"), an affiliate of AEGON Realty Advisors which was extended on March 1, 1996. Interest paid on the mortgage was $233,351 in 1995 and $208,444 in 1994.

AEGON Realty Advisors is an indirect wholly-owned subsidiary of AEGON USA, Inc. which, through other wholly-owned subsidiaries, beneficially owns approximately 31% of the outstanding shares of the Trust at December 31, 1995.


6.  Mortgage Loans Payable

Mortgage loan obligations, secured by the real estate owned, carry annual interest rates ranging from 8% to 10.5%.

On January 31, 1995, the Trust prepaid one of the mortgage loans on First Tuesday Mall. The prepayment amount, including a 1% fee to the lender was $1,147,526. The annual debt service on this mortgage was $229,068, including interest at 10%.

The mortgage loan on Geneva Square matured in February 1994 and was refinanced with a mortgage loan of $3,000,000 from PFL. In connection with the loan, a 1% origination fee ($30,000) was paid to PFL. On March 1, 1996 the Trust exercised an option to extend the loan for eight years at 8.30%. The loan may be prepaid without penalty any time during the first two years of the extended loan term. The annual debt service is $260,295. Information regarding each mortgage is presented in the Schedule of Mortgage Loans on Real Estate below:

Schedule of Mortgage Loans on Real Estate


                                      Periodic Payment Terms


                                      Stated    Final        Annual       Balloon
                         Date of     Interest   Maturity    Principal    Payment at
Property Description      Note         Rate      Date      and Interest    Maturity
Managed
Kingsley Square              2/77       10%       2/02       76,370         ---
   Orange Park, FL
   (two loans)               8/75       10%       8/00      163,650         ---

First Tuesday                4/79      9.25%      4/04      115,128         ---
   Carrollton, GA

Geneva Square                2/94       8.0%      3/96      301,128       2,873,831
   Lake Geneva, WI

Mendenhall Commons           2/89      10.25%     3/99      462,396       3,930,120
   Memphis, TN

North Park Plaza             2/89       10.5%     3/99      472,008       3,944,537
   Phoeniz, AZ
Presidential Drive           2/80       10.25%    2/10      107,604          ---
   Atlanta, GA

                                                          1,698,284      10,748,488



Net Leased
Yamaha Warehouse            12/90       10.125%    1/01     159,627       1,366,721
   Cudahy, WI

                                                            159,627       1,366,721

Sold***
College Square              12/75        9.375%   12/99     115,500        ---
   Jefferson City, IN
                                                            115,500        ---

                                                         $1,973,411      12,115,209


                                                                   Carrying
                                                                    Amount
                                                                      of
                                                  Face Amount of  Mortgage at
                           Prepayment Penalty       Mortgage at       Dec 31,
Property Description          Provisions*          Acquisition        1995
 Managed
Kingsley Square         6.5% in 1996, declining      700,000        344,638
   Orange Park, FL      .5% per year to 4%
                        thereafter
   (two loans)          5.0%                       1,500,000        593,836

First Tuesday           1.0%                       1,120,000        656,797
   Carrollton, GA

Geneva Square           no penalty                 3,000,000      2,879,727**
   Lake Geneva, WI

Mendenhall Commons      3% in 1996, declinging     4,300,000      4,087,002
   Memphis, TN          1% per year thereafter

North Park Plaza        3% in 1996                 4,300,000      4,096,303
   Phoeniz, AZ          declining 1% per year
                        thereafter

Presidential Drive      2.0% in 1996, declining      968,935        799,174
   Atlanta, GA          .5% per year  to 1%
                        thereafter

                                                  15,888,935     13,457,477



Net Leased
Yamaha Warehouse        excess of loan rate        1,500,000      1,449,811
   Cudahy, WI           over U.S. Treasury Bill
                        rate

                                                   1,500,000      1,449,811

Sold***
College Square          2.0% in 1996, declining    1,100,000        364,097
   Jefferson City, IN   .5% per year thereafter
                                                   1,100,000        364,097

                                                  18,488,935    $15,271,385

* Percentages are of the principal amount at time of prepayment.
** The loan matured on March 1, 1996 and was extended for eight years. See Note 6 for the details.
*** A wraparound mortgage loan receivable was received as part of the consideration from sale; the Trust continues to service the underlying mortgage payable.


The activity in mortgage loans payable for the three years ended
December 31, 1995 is summarized in the table below:


Mortgage Loans Payable
                                                Years Ended December 31,

                                          1995               1994            1993
            Principal
Beginning of year                          16,860,244        20,422,351     20,917,912
   Additions during year
      New mortgage loan
         on refinancing                           ---         3,000,000            ---

   Deductions during year
      Principal payments                    (452,695)         (585,071)      (495,561)
      Prepayments and maturities          (1,136,164)       (2,835,063)            ---
      Balance of mortgage loan on
         property sold                              -       (3,141,973)
                                                   --                              ---

Balance at end of year                     15,271,385        16,860,244     20,422,351

             Discount
Beginning of year                             (6,941)          (34,706)       (62,470)
   Deductions during year
      Amortization of discount                  6,941            27,765         27,764

Balance at end of year                              -           (6,941)       (34,706)
                                                   --

Balance, net of discount                   15,271,385        16,853,303     20,387,645


The estimated fair value of mortgage notes payable at December 31, 1995 was $16,519,743 compared to the carrying value of $15,271,385. The estimated fair value exceeds the carrying value as a result of the current interest rate applied to discount the cash flows being lower than the stated rate of the mortgage notes.

Scheduled monthly payments will substantially amortize the principal balances of the mortgage loans over their respective terms with the exception of balloon payments at maturity. Amortized payments on the outstanding balances due in the next five years, including balloon repayments at maturity, are summarized as follows:

                     Amortized          Payments
      Year            Payments        at Maturity

      1996                 450,060        2,873,831*
      1997                 493,032               ---
      1998                 543,569               ---
      1999                 457,969         7,874,657
      2000                 322,972               ---

*Please see discussion on the previous page concerning the extension of the Geneva Square mortgage loan.

7.  Leased Assets

The Trust is lessor of various properties as described in Note 2. Certain properties are leased to tenants under long-term, non-cancellable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are as follows:

  Year        Amount

  1996       3,975,810
  1997       3,308,391
  1998       2,614,548
  1999       2,236,808
  2000       1,946,963
2001-2012   11,424,535


Contingent rentals included in income received in connection with operating leases were $106,458, $82,754, and $98,228 for the years ended December 31, 1995, 1994 and 1993, respectively. Such rentals are based principally on tenant sales in excess of stipulated minimums. In 1995 and in 1994, the Trust derived 10% or more of its revenue from the Kroger Company at Mendenhall Commons. The revenue from this tenant was $636,898 in 1995 and $647,180 in 1994. The Trust did not receive 10% or more of its revenue from any one tenant in 1993.

In August 1994, Publix Supermarkets exercised an option to extend their lease for 34,400 square feet in Kingsley Square. The lease extension, effective February 11, 1995, has a term of five years and requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. The Trust expects to incur this cost in 1996.

8.  Federal Income Taxes

The Trust conducts its operations so as to qualify as a real estate investment trust under the Internal Revenue Code which requires, among other things, that at least 95% of the Trust's taxable income be distributed to shareholders. The Trust has historically distributed all of its taxable income. Distributions made in 1995 plus a portion of the Trust's first distribution in 1996 were used to meet the Internal Revenue Code distribution requirements for 1995. Accordingly, no provision has been made for federal income taxes since the Trust did not have taxable income after the deductions allowed for distributions to shareholders.

Certain property acquisitions have resulted in the basis of those properties being determined differently for financial accounting purposes than for income tax purposes. The differing methods of determination of basis in these transactions has resulted in the tax basis of certain properties being higher or lower than the financial basis. At December 31, 1995 the tax basis of real estate was $133,710 in excess of the financial basis.

9.  Legal Proceedings

The Trust is not a party to any pending legal proceedings which, in the opinion of management, are material to the Trust's financial position.

10.  Subsequent Events

P.W. Enterprises has filed a Chapter 11 reorganization plan and closed its 63,146 square foot store at Geneva Square in Lake Geneva, Wisconsin in January 1996. The Trust has filed a claim as an unsecured creditor due to the tenant's rejection of its lease through the bankruptcy proceedings. The amount of that claim, limited to 15% of the amounts owed for the unexpired balance of the lease term, was $514,000. The Trust subsequently elected to accept 70% of that amount through a proposed bankruptcy payout plan. Accordingly, a settlement distribution of approximately $360,000 is expected from the bankruptcy trustee. At this time it is still uncertain what amounts will actually be received by the Trust through the bankruptcy proceedings, and when those payments, if any, will be made.

Staples, Inc. at North Park Plaza in Phoenix, Arizona closed its 18,000 square foot store in February 1996 and moved to a new center in the metro area. Staples has assigned their lease which runs through July 2003, to the developer of the new center. The Trust is cooperating with the developer in securing a new tenant for the space.

11.  Selected Quarterly Financial Data (Unaudited)

                                            Quarter Ended                  Year
                                                                         Ended
           Year               3/31          6/30        9/30      12/31     12/31
   1995

Revenue                    $ 1,423,777    1,368,427   1,386,977 1,438,833  5,618,014

Earnings from operations   $   301,080      222,437     297,878   278,754  1,100,149

Net  earnings              $   301,080      222,437     297,878   278,754  1,100,149

Net earnings per share     $       .08          .06         .08       .07      .28

1994

Revenue                    $ 1,651,674  1,582,681   1,581,086   1,364,054    6,179,495

Earnings from operations   $   247,328    196,185     212,863     278,229      934,605

Net gain on disposition            ---        ---     788,588       ---      788,588
of property
Net earnings               $   247,328    196,185   1,001,451     278,229    1,723,193

Net earnings per share     $       .06        .05         .26         .07      .44


1993

Revenue                    $ 1,500,105  1,580,646   1,520,981   1,670,731  6,272,463

Earnings from operations   $   148,098    148,667     138,010     280,971    715,746

Net earnings               $   148,098    148,667     138,010     280,971    715,746

Net earnings per share     $       .04        .04         .04         .07      .18


Report of Independent Auditors

The Board of Trustees and Shareholders
USP Real Estate Investment Trust

We have audited the accompanying balance sheets of USP Real Estate Investment Trust as of December 31, 1995 and 1994, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USP Real Estate Investment Trust at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



Ernst & Young LLP

Des Moines, Iowa
February 16, 1996

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Information About Directors (referred to herein as "Trustees")

Certain information about the nominees for Trustee appears below.
(See "Item 13 Certain Relationships and Related Transactions" for a description of the Trust's relationship with AEGON USA Realty
Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

GARY A. DOWNING, age 37, has served as a Trustee of the Trust since 1989. He is Managing Director of Raymond James &
Associates, Inc. (investment banking), St. Petersburg, Florida, where he has been employed since 1984. Mr. Downing is a member of the Audit Committee.

PATRICK E. FALCONIO, age 54, has served as Chairman of the Board and a Trustee of the Trust since 1988. He is Executive Vice President and Chief Investment Officer of AEGON USA, Inc. (insurance and financial services), Cedar Rapids, Iowa, where he has been employed since 1987. Mr. Falconio is a Director of AEGON USA Realty Advisors, Inc. and various other subsidiaries of AEGON USA, Inc. He is also Chairman of the Board of Directors of Cedar Income Fund, Ltd. (real estate investment company) and a Director of Firstar Bank Cedar Rapids, N.A. (commercial bank).

EDWIN L. INGRAHAM, age 69, has served as a Trustee of the Trust since 1984, and as Vice Chairman of the Board of Trustees since 1990. He retired in 1988 as Executive Vice President, Treasurer and Chief Investment Officer of AEGON USA, Inc., where he had been employed since 1982. He is a Director of Cedar Income Fund, Ltd. (real estate investment company). Mr. Ingraham is a member of the Audit Committee.

SAMUEL L. KAPLAN, age 59, has served as a Trustee of the Trust since 1983.  He has been engaged in the practice of law in
Minneapolis, Minnesota  as a member of the firm of Kaplan,
Strangis and Kaplan, P.A. since 1978.   Mr. Kaplan is a member of
the Audit Committee.

Information About Executive Officers

Certain information about the executive officers of the Trust who are not also nominees appears below. The term of office of each executive officer will expire at the Annual Meeting of the Board of Trustees which will follow the Annual Meeting of Shareholders. (See "Item 13 Certain Relationships and Related Transactions" for a description of the Trust's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

DAVID L. BLANKENSHIP, age 45, has served as President of the Trust since 1985. He has been employed by AEGON USA, Inc. since 1977 in various administrative and management positions related to real estate investment activities and is Chairman of the Board and President of AEGON USA Realty Advisors, Inc.

MAUREEN DEWALD, age 45, has served as Vice President of the Trust since 1986 and Secretary since 1985. She has been employed by AEGON USA, Inc. since 1983 as an attorney for real estate investment activities and is Senior Vice President, Secretary and General Counsel of AEGON USA Realty Advisors, Inc.

JEFFRY DIXON, age 42, has served as Director of Investor Relations and Assistant Secretary of the Trust since 1994. He has been employed by AEGON USA, Inc. since 1984 in real estate acquisition and mortgage lending positions and is a Portfolio Manager of AEGON USA Realty Advisors, Inc.

ALAN F. FLETCHER, age 46, has served as Treasurer of the Trust since 1986, as Vice President since 1985, as Assistant Secretary since 1982 and as principal financial officer since 1981. He has been employed by AEGON USA, Inc. since 1981 in various financial and administrative positions related to investment activities and is Senior Vice President and Chief Financial Officer of AEGON USA Realty Advisors, Inc.

ROGER L. SCHULZ, age 34, has served as Controller and Assistant Secretary of the Trust since December, 1995. He has been employed by AEGON USA, Inc. since 1985 in real estate accounting and financial reporting positions and since November, 1995, as Manager - Financial Reporting for AEGON USA Realty Advisors, Inc.

Item 11.  Executive Compensation

During 1995, each Trustee, with the exception of Mr. Falconio, received an annual fee of $6,000 plus $750 for each regular or special meeting attended, as well as $400 per day for inspecting properties owned by the Trust and $400 for attendance at each committee meeting as a member, unless held in conjunction with a meeting of the Board of Trustees. Mr. Falconio has waived all fees for his services as a Trustee so long as he continues to be affiliated as an officer or director of AEGON USA Realty Advisors, Inc. (see "Item 10 Directors and Executive Officers of the Registrant"). Total fees paid to all Trustees as a group were $27,750 for 1995.

The executive officers of the Trust receive no cash or deferred compensation in their capacities as such.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneifical Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Trust to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Trust as of March 1, 1996.

Name and Address             Amount and Nature       Percent
of Beneficial Owner       of Beneficial Ownership    of Class

AEGON USA, Inc.                   1,197,260           30.86%
4333 Edgewood Road N.E.
Cedar Rapids, Iowa 52499

AEGON USA, Inc. is an indirect, wholly-owned subsidiary of AEGON
N.V., a holding company organized under the laws of The
Netherlands which is controlled by Vereninging AEGON, an association organized under the laws of The Netherlands. AEGON
USA, Inc. has sole voting and investment powers with respect to the above Shares.

The following table sets forth the number of Shares of the Trust beneficially owned as of March 1, 1996 by each Trustee, nominee, and officer and by all Trustees, nominees and officers as a group (9 persons). Except as otherwise indicated by footnote, the individuals have direct ownership of, and sole voting and investment power with respect to, any Shares beneficially owned by them.

Name of                             Amount and Nature  Percent
Beneficial Owner                               of Beneficial Ownership
of Class

Gary A. Downing(1)                          467           *
Patrick E. Falconio(2)                1,199,260         30.91%
Edwin L. Ingraham                         1,500           *
Samuel L. Kaplan(3)                      10,000           *
David L. Blankenship(4)                   1,818           *
Maureen DeWald(5)                         7,943           *
Jeffry Dixon                                  0           *
Alan F. Fletcher(6)                       2,200           *
Roger L. Schulz                             100           *
Trustees, nominees and officers as a group1,223,288     31.53%


(1) Mr. Downing is the beneficial owner of 467 Shares held in an individual retirement account through the custodian of which he has sole voting and investment powers with respect to such Shares.
(2) Mr. Falconio may be deemed to be the beneficial owner of 1,197,260 Shares beneficially owned by AEGON USA, Inc. with respect to which he shares voting and investment powers (see "Item 10 Directors and Executive Officers of the Registrant" and "Item 13 Certain Relationships and Related Transactions"). Mr. Falconio disclaims beneficial ownership of such Shares. He may also be deemed to be the beneficial owner of 2,000 Shares owned by his wife.
(3) Mr. Kaplan may be deemed to be the beneficial owner of 1,500 Shares held in a profit sharing trust for his account. Such Shares are included in the 10,000 Shares above.
(4) Mr. Blankenship may be deemed to be the beneficial owner of 1,818 Shares held in custodial accounts for his children for which he has sole voting and investment powers.
(5) Ms. DeWald is the direct owner of 6,697 Shares for which she has sole voting and investment powers and may be deemed to be the beneficial owner of 1,246 Shares held in a custodial account for her daughter for which she has sole voting and investment powers.
(6) Mr. Fletcher is the direct owner of 600 Shares for which he has sole voting and investment powers and is the beneficial owner of 1,600 Shares held in an individual retirement account for which he has sole voting and investment powers through the custodian.

  *Such holdings represent less than one percent of the outstanding Shares.

Item 13.  Certain Relationships and Related Transactions.

The Trust has no employees and has contracted with various subsidiaries of AEGON USA, Inc. to provide administrative, advisory, acquisition, divestiture, property management and shareholder services to the Trust. A description of the relationships between AEGON USA, Inc. and its various subsidiaries and of such subsidiaries' agreements with the Trust follows. The description of the agreements which follows is qualified in its entirety by reference to the terms and provisions of such agreements. (See "Item 12 Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between AEGON USA, Inc. and AEGON N.V.)

Administrative, Advisory and Acquisition Services

AEGON USA Realty Advisors, Inc. ("AEGON Advisors"), is a wholly-owned subsidiary of AEGON USA, Inc. AEGON Advisors provides administrative, advisory, acquisition and divestiture services to the Trust pursuant to an Administrative Agreement. The term of the Administrative Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Agreement upon 90 days written notice. The performance of AEGON Advisors' duties and obligations under the Administrative Agreement has been guaranteed by AEGON USA, Inc.

Under the Administrative Agreement, AEGON Advisors (a) provides clerical, administrative and data processing services, office space, equipment and other general office services necessary for the Trust's day-to-day operations, (b) provides legal, tax and accounting services to maintain all necessary books and records of the Trust and to ensure Trust compliance with all applicable federal, state and local laws, regulatory reporting requirements and tax codes, (c) arranges financing for the Trust, including but not limited to mortgage financing for property acquisition,
(d) obtains property management services for the Trust's properties and supervises the activities of persons performing such services, (e) provides monthly reports summarizing the results of operations and financial conditions of the Trust, (f) prepares and files all reports to shareholders and regulatory authorities on behalf of the Trust, (h) prepares and files all tax returns of the Trust and (i) provides the Trust with property acquisition and divestiture services.

AEGON Advisors receives fees for its administrative and advisory services as follows: (a) a base fee, payable monthly, equal to 5/8% per annum of the average monthly gross real estate investments of the Trust plus 1/4% per annum of the monthly outstanding principal balance of mortgage loans receivable; and
(b) an incentive fee, payable annually, equal to 20% of the annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in a subsequent year, up to a maximum of 30% of that year's revised cash flow from operations in excess of $.72 per share. Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). Notwithstanding the foregoing, the combined base and incentive fees cannot exceed the amount permitted by the limitation on operating expenses as provided in the Trust's Declaration of Trust, which limitation is essentially 1 1/2% of the Trust's average quarterly invested assets, net of depreciation. In addition, AEGON Advisors is to be paid a separately negotiated fee of not less than 2% nor more than 4% of the cost of each property acquired by the Trust as compensation for acquisition services furnished by it to the Trust. Administrative fees paid to AEGON Advisors for 1995 were $202,410. No acquisition fees were paid in 1995.

Management Services

AEGON USA Realty Management, Inc. ("AEGON Management"), is a wholly-owned subsidiary of AEGON Advisors. AEGON Management provides management services to the Trust pursuant to a Property Management Agreement. The term of the Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Agreement upon 30 days written notice. Under the Management Agreement, AEGON Management is obligated to (a) procure tenants and execute leases with respect to Trust properties which are not leased under net lease arrangements (the "Managed Properties"), (b) maintain and repair (at the Trust's expense) the Managed Properties, (c) maintain complete and accurate books and records of the operations of the Managed Properties, (d) maintain the Managed Properties in accordance with applicable government rules and regulations, licensing requirements and building codes, (e) collect all rents and (f) carry (at the Trust's expense) general liability, accident, fire and other property damage insurance. For these services, AEGON Management receives 5% of the gross income derived from the operation of the Managed Properties. Management fees paid to AEGON Management for 1995 were $250,601.

Shareholder Services

AEGON Advisors provides shareholder services to the Trust pursuant to a Shareholder Services Agreement (the "Agreement"). Under the Agreement, AEGON Advisors is obligated to provide dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services for which AEGON Advisors receives the following fees: a quarterly fee of $1.25 per shareholder account based on the number of shareholder accounts (minimum $1,000 per quarter), a fee of $.75 per shareholder account for each dividend processed, a fee of $.50 per shareholder account for proxy tabulation, and such other compensation as from time to time agreed upon by the Trust and AEGON Advisors. Shareholder service fees paid to AEGON Advisors for 1995 were $22,112. AEGON Advisors has subcontracted for stock transfer and dividend disbursement services with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company.

Other

On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., a wholly-owned subsidiary of AEGON USA, Inc., as part of a large transaction involving the transfer of loans and securities. The terms of the mortgage loan remained the same. In February 1994, the Trust refinanced the existing mortgage loan on its Geneva Square property with a new mortgage loan from PFL Life Insurance Company ("PFL"), a wholly-owned subsidiary of AEGON USA, Inc. This $3,000,000 loan was obtained by the Trust on commercially competitive terms at a fixed interest rate of 8% and a 1% origination fee ($30,000) was paid to PFL in connection with the loan. The loan matured on March 1, 1996, and the Trust exercised an option to extend the loan for eight years at 8.30% based on commercially competitive terms
offered for comparable loans by PFL.   The loan may be prepaid
without penalty any time during the first two (2) years of the extended term.

The aggregate principal amount of the two mortgage loans described above as of December 31, 1995 was $3,678,901. The maximum principal amount of such mortgage indebtedness outstanding during 1995 was $3,770,996. The Trust paid $92,094 in principal and $316,638 in interest on such mortgage indebtedness for 1995.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) List of Documents

The following financial statements are included in Item 8:

1.  Financial Statements.

Balance Sheets, December 31, 1995 and 1994.
Statements of Earnings, Years Ended December 31, 1995, 1994, and
1993.
Statements of Cash Flows, Years Ended December 31, 1995, 1994, and 1993.
Statements of Shareholders' Equity, Years Ended December 31,
1995, 1994, and 1993.
Notes to Financial Statements.
Report of Independent Auditors.

2.  Financial Statement Schedules.

Financial Statement Schedules.  (Included in Notes to Financial
Statements)

(III)  Schedule of Real Estate and Accumulated Depreciation.Note
2
(IV)  Schedule of Mortgage Loans on Real Estate.           Note 3

     All other schedules have been omitted because they are not required, or because the required information, where material, is included in the financial statements or accompanying notes.


Part IV (continued)

        Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K (continued)

 (a) List of Documents (continued)

3.Exhibits.

     (3) Second Amended and Restated Declaration of Trust currently in effect, dated October 5, 1972, as amended December 18, 1972, March 3, 1975 and April 23, 1984, incorporated herein by reference to Item 14(a)3, Exhibit (3) of
           Form 10-K for the year ended December 31,1984.

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

     (10.1)Property Management Agreement currently in effect, dated July 1, 1981, as amended November 4,1982, incorporated herein by reference to Item 14(a)3, Exhibit (10) of Form 10-K for the year ended December 31, 1982.

     (10.2)Shareholder Services Agreement, currently in effect, dated
           January 1, 1991, as amended January 1, 1992 and assigned January 28, 1992, incorporated herein by reference to
           Item 14(a)3, Exhibit (10.2) of Form 10-K for the year ended December 31, 1991.

 (b) Reports on Form 8-K.

     The Trust reported on a Form 8-K, dated December 18, 1995, a news release dated December 18, 1995.

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


USP REAL ESTATE INVESTMENT TRUST




   Patrick E. Falconio              Alan F. Fletcher
   Chairman of the Board            Vice President and Treasurer
   (principal executive             (principal financial officer)
    officer)


                                    Roger L. Schulz
                                    Controller
                                    (principal accounting
                                    officer)

March 25, 1996



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.




   Gary A. Downing                  Edwin L. Ingraham
   Trustee                          Trustee



   Patrick E. Falconio              Samuel L. Kaplan
   Trustee                          Trustee



March 25, 1996
                          EXHIBIT INDEX



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

   (4) Articles II and III of the Second Amended and Restated Declaration of Trust currently in effect, dated October 5, 1972, as amended
                 December 18, 1972, March 3, 1975 and
                 April 23, 1984, incorporated herein by
                 reference to Item 14(a)3, Exhibit (3) of
                 Form 10-K for the year ended December 31,1984.

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

All Exhibit Items are omitted from this report, but a copy will be furnished upon payment of $33.00, representing a charge of fifty cents ($.50) per page, accompanying a written request to Roger L. Schulz, Controller, USP Real Estate Investment Trust, 4333 Edgewood Road N.E., Cedar Rapids, IA 52499.