Form 10-Q
period 1996-03-31
USP REAL ESTATE INVESTMENT TRUST
filed 1996-05-10
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended March 31, 1996    Commission file number 0-7589



            USP  REAL  ESTATE  INVESTMENT  TRUST
   (Exact name of registrant as specified in its charter)



               Iowa                        42-6149662
 (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)      Identification No.)


  4333 Edgewood Road N.E., Cedar             52499
            Rapids, IA                     (Zip Code)
 (Address of principal executive
             offices)


 Registrant's telephone number, including area code:  (319)398-8975


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



The number of shares of beneficial interest of the registrant outstanding at May 10, 1996 was 3,880,000.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)



                                                             March 31,            December 31,

                                                  1996               1995            1995

ASSETS
  Real Estate
    Land, buildings and improvements at cost       39,653,566      39,651,566      39,651,566
    Less accumulated depreciation                 (10,708,389)     (9,930,926)    (10,505,521)

  Net book value                                   28,945,177      29,720,640      29,146,045

  Mortgage loans receivable, net of deferred gain   1,281,540       1,306,844       1,288,092

    Real estate and mortgage loans receivable      30,226,717      31,027,484      30,434,137

  Cash and cash equivalents                         1,667,422       1,055,430       1,370,623
  Rents and other receivables                         577,501         743,518         614,873
  Prepaid and deferred expenses                       264,953         306,149         290,859
  Taxes held in escrow                                 93,975         218,604         142,778

                                                   32,830,568      33,351,185      32,853,270


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loans payable                           15,158,836      15,614,927      15,271,385
  Accounts payable and accrued expenses               760,195         720,264         664,733
  Distribution declared                               310,400         271,600         310,400
  Tenant deposits                                      82,237          75,960          79,629
  Other                                                24,029          25,671          16,491

                                                   16,335,697      16,708,422      16,342,638


Shareholders' Equity
  Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                 3,880,000       3,880,000       3,880,000
  Additional paid-in capital                       12,018,890      12,018,890      12,018,890
  Undistributed net earnings                          595,981         743,873         611,742
                                                   16,494,871      16,642,763      16,510,632

                                                   32,830,568      33,351,185      32,853,270




USP Real Estate Investment Trust
Statements of Earnings
(unaudited)                                       Three Months Ended
                                                        March 31,

                                               1996                1995
REVENUE
  Rents                                     1,313,155           1,363,033
  Interest                                     58,601              60,744

Total revenue                               1,371,756           1,423,777

EXPENSES
  Property expenses:
    Real estate taxes                         195,093             185,949
    Repairs and maintenance                    62,099              88,464
    Utilities                                  28,632              24,515
    Management fee                             61,173              64,704
    Insurance                                  10,767              11,670
    Other                                      34,957              23,428

Property expenses, excluding depreciation     392,721             398,730
  Depreciation                                202,868             206,242

Total property expenses                       595,589             604,972
Interest                                      378,208             408,364
Administrative fees                           103,320             109,361

                                            1,077,117           1,122,697

Net earnings                                  294,639             301,080

Net earnings per share                          .08                 .08

Distributions to shareholders                 310,400             271,600

Distributions to shareholders per share         .08                 .07

USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                        Three Months Ended
                                                             March 31,

                                                           1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                      1,350,932    1,257,527
  Interest received                                       64,962       58,831
  Payments for operating expenses                       (333,987)    (342,135)
  Interest paid                                         (374,121)    (395,713)

    Net cash provided by operating activities            707,786      578,510

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans receivable       6,552        5,961
  Capital expenditures                                    (2,000)      (2,083)
  Other, net                                               7,410      (96,552)

    Net cash provided (used) by investing activities      11,962      (92,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage loans payable          (112,549)    (109,153)
  Principal repayment on mortgage loan                     - -     (1,136,164)
  Distributions paid to shareholders                    (310,400)    (271,600)

    Net cash used by financing activities               (422,949)  (1,516,917)


Net increase (decrease) in cash and cash equivalents     296,799   (1,031,081)
Cash and cash equivalents at beginning of period       1,370,623    2,086,511

Cash and cash equivalents at end of period             1,667,422    1,055,430

RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                             294,639      301,080
  Depreciation                                           202,868      206,242
  Amortization                                             4,087       12,651
  Decrease (increase) in rents and other receivables      43,614      (99,552)
  Decrease in prepaid and deferred expenses               17,789        2,453
  Decrease (increase) in taxes held in escrow             48,803      (61,839)
  Increase in accounts payable
    and accrued expenses                                  95,462      225,342
  Increase (decrease) in advance rents                       524       (7,867)

Net cash provided by operating activities                707,786      578,510


NOTES TO FINANCIAL STATEMENTS
Note 1: The unaudited Interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1995 Annual Report.


Note 2:   Shareholders' equity, December 31, 1995              16,510,632
                      Net earnings                                294,639
                      Dividends to shareholders                  (310,400)
                Shareholders' equity, March 31, 1996            16,494,871

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the Trust's 1996 first quarter report. Net earnings were $294,639 ($.08 per share) for the three months ended March 31, 1996 compared to $301,080 ($.08 per share) for the same period a year ago. Funds from operations (earnings from operations plus depreciation) were $497,507 for 1996 compared to $507,322 for 1995.

The slight decline in net earnings and funds from operations from 1995 to 1996 is due primarily to lower revenue which was partially offset by lower interest expense. Rents at Geneva Square in Lake Geneva, Wisconsin decreased by approximately $53,000 from 1995 as P.W. Enterprises filed a Chapter 11 reorganization plan and closed its 63,146 square foot store in January 1996. Rent from P.W. Enterprises was approximately $87,000 in the first quarter of 1995, compared to $37,000 in 1996. Interest expense declined $30,000 due to the January 1995 prepayment of a mortgage loan on First Tuesday Mall in Carrollton, Georgia, and the normal amortization of monthly payments on the remaining mortgage loans.

Total property expenses, excluding depreciation, as a percentage of rental income, increased from 29% in 1995 to 30% in 1996. Repairs and maintenance decreased by $26,000 from 1995 due primarily to improvements to the exterior of two properties. This was partially offset by an increase in other property expenses primarily attributed to legal and consulting expenditures from the P.W. Enterprises bankruptcy at Geneva Square.

The Trust previously reported that it had filed a claim as an unsecured creditor in connection with the P.W.
Enterprises Chapter 11 reorganization plan, and that approximately $360,000 was expected from the bankruptcy trustee. As of this report, the Trust is awaiting a court hearing to determine what amount, if any, will be paid.

Capital resources of the Trust consist of equity in real estate investments and mortgage loans receivable.
Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($1,667,422 at March 31, 1996) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations. On March 1, 1996, the Trust exercised an option to extend the mortgage loan on Geneva Square for eight years at 8.30%. The loan may be prepaid without penalty any time during the first two years of the extended loan term.

As reported previously, the Trust is exploring various strategic alternatives with the intent to maximize shareholder value, including a possible sale of the Trust's assets. While the Trust continues to consider potential transactions, there is no assurance any transaction will be consummated.

The Board of Trustees declared a first quarter distribution of $.08 per share, payable May 20, 1996 to shareholders of record May 10, 1996. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
Holders.

At the Trust's annual meeting of shareholders on April 29, 1996, 67% of the Trust's outstanding shares were represented (in person or by proxy). All four incumbent Trustees were re-elected to the Board of Trustees, with each receiving at least 97% of the vote for the shares represented. The vote tabulation for each Trustee was as follows:


Trustee                     Votes For        Votes Withheld

Gary A. Downing             2,560,186           52,545
Patrick E. Falconio         2,565,324           47,407
Edwin L. Ingraham           2,567,054           45,677
Samuel L. Kaplan            2,565,748           46,983

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


USP REAL ESTATE INVESTMENT TRUST






/s/ Alan F. Fletcher
Alan F. Fletcher
Vice President and Treasurer
(principal financial officer)








/s/ Roger L. Schulz
Roger L Schulz
Controller
(principal accounting officer)



Dated:  May 10, 1996