Form 10-Q
period 1996-06-30
USP REAL ESTATE INVESTMENT TRUST
filed 1996-08-12
CIK 102438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended June 30, 1996  Commission file number 0-7589



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



The number of shares of beneficial interest of the registrant outstanding at August 12, 1996 was 3,880,000.
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                            June 30,             December 31,
                                                      1996           1995            1995
ASSETS
  Real Estate
    Land, buildings and improvements at cost         39,654,127     39,651,566      39,651,566
    Less accumulated depreciation                   (10,911,110)   (10,076,111)    (10,505,521)

  Net book value                                     28,743,017     29,575,455      29,146,045

  Mortgage loans receivable, net of deferred gain     1,274,830      1,300,741       1,288,092

    Real estate and mortgage loans receivable        30,017,847     30,876,196      30,434,137

  Cash and cash equivalents                           1,906,079      1,336,881       1,370,623
  Rents and other receivables                           364,283        539,984         614,873
  Prepaid and deferred expenses                         273,391        318,176         290,859
  Taxes held in escrow                                  156,911        280,443         142,778

Total Assets                                         32,718,511     33,351,680      32,853,270


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loans payable                             15,048,529     15,510,078      15,271,385
  Accounts payable and accrued expenses                 836,313        818,848         664,733
  Distibution declared                                  310,400        310,400         310,400
  Tenant deposits                                        85,808         82,952          79,629
  Other                                                  35,366         74,602          16,491

Total Liabilities                                    16,316,416     16,796,880      16,342,638

Shareholders' Equity
  Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                   3,880,000      3,880,000       3,880,000
  Additional paid-in capital                         12,018,890     12,018,890      12,018,890
  Undistributed net earnings                            503,205        655,910         611,742
Total Shareholders Equity                            16,402,095     16,554,800      16,510,632

Total Liabilities & Shareholders' Equity             32,718,511     33,351,680      32,853,270

USP REAL ESTATE INVESTMENT TRUST
Statements of Earnings
(unaudited)

                                       Three Months Ended         Six Months Ended
                                            June 30,                  June 30,

                                    1996         1995          1996        1995

Revenue
  Rents                                1,249,922    1,312,057    2,563,077   2,675,090
  Interest                                62,108       56,370      120,709     117,114
       Total revenue                   1,312,030    1,368,427    2,683,786   2,792,204


Expenses
  Property expenses:
    Real estate taxes                    190,808      185,949      385,901     371,898
    Repairs and maintenance               72,632      129,250      134,731     217,714
    Utilities                             28,984       24,206       57,616      48,721
    Management fee                        57,732       60,258      118,905     124,962
    Insurance                             11,867       11,670       22,634      23,340
    Other                                 48,402       32,042       81,033      55,470
Property expenses,
    excluding depreciation               410,425      443,375      800,820     842,105
    Depreciation                         202,721      206,242      405,589     412,484
Total property expenses                  613,146      649,617    1,206,409   1,254,589
  Interest                               373,895      394,465      752,103     802,829
  Administrative expense                 107,365      101,908      213,011     211,269
       Total expenses                  1,094,406    1,145,990    2,171,523   2,268,687

Net earnings                             217,624      222,437      512,263     523,517
Net earnings per share
                                             .06          .06          .13         .13

Distributions to shareholders            310,400      310,400      620,800     582,000
Distributions to shareholders per
share                                        .08          .08          .16         .15


USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                               Six Months Ended
                                                                    June 30,

                                                        1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                       2,807,075      2,665,660
  Interest received                                       123,172        115,325
  Payments for operating expenses                        (840,040)      (871,120)
  Interest paid                                          (747,175)      (777,526)
    Net cash provided by operating activities           1,343,032      1,132,339


CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans receivable       13,262         12,064
  Capital expenditures                                     (2,561)       (63,140)
  Other, net                                               25,379         69,414
    Net cash provided by investing activities              36,080         18,338


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage loans payable           (222,856)      (220,943)
  Principal repayment on mortgage loan                      --        (1,136,164)
  Distributions paid to shareholders                     (620,800)      (543,200)
    Net cash used by financing activities                (843,656)    (1,900,307)


Net increase (decrease) in cash and cash equivalents      535,456       (749,630)
Cash and cash equivalents at beginning of period        1,370,623      2,086,511
Cash and cash equivalents at end of period              1,906,079      1,336,881


RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                              512,263        523,517
  Depreciation                                            405,589        412,484
  Amortization                                              4,928         25,303
  Decrease (increase) in rents and other receivables      241,706        (45,141)
  Decrease (increase) in prepaid and deferred expenses     16,344        (17,994)
  Increase in taxes held in escrow                        (14,133)      (123,678)
  Increase in accounts payable
    and accrued expenses                                  171,580        323,926
  Increase in advance rents                                 4,755         33,922
Net cash provided by operating activities               1,343,032      1,132,339

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

Note 2:   Shareholders' equity, December 31, 1995              16,510,632
                  Net earnings                                    512,263
                  Distribution to shareholders                   (620,800)
                  Shareholders' equity, June 30, 1996          16,402,095

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to report the Trust's second quarter results of operations. Net earnings for the three and six months ended June 30, 1996 were $217,624 ($.06 per share) and $512,263 ($.13 per share), respectively, compared to $222,437 ($.06 per share) and $523,517 ($.13 per share) for the same periods in 1995. Funds from operations (earnings from operations plus depreciation) were $917,852 for the first six months of 1996 compared to $936,001 for the first six months of 1995.

Net earnings and funds from operations declined slightly from 1995 to 1996 due primarily to lower revenue. Revenue at Geneva Square in Lake Geneva, Wisconsin decreased by $152,000 from 1995 primarily as a result of P.W. Enterprises filing a Chapter 11 reorganization plan and closing its 63,146 square foot store in January 1996. This was partially offset by lower repairs and maintenance at the Trust's properties in 1996.

Total property expenses, excluding depreciation, as a percentage of rental income, remained steady at 31% for both 1995 and 1996. Repairs and maintenance decreased by $83,000 in 1996 primarily as a result of tenant remodeling and exterior improvements such as groundskeeping and the painting of two shopping centers in 1995. This decrease was partially offset by an increase of $26,000 in other property expenses, primarily attributed to legal and consulting expenditures from the P.W. Enterprise bankruptcy at Geneva Square and legal fees due to litigation with a former tenant at North Park Plaza in Phoenix, Arizona.

The Trust previously reported that it had filed a claim as an unsecured creditor in connection with the P.W. Enterprises Chapter 11 reorganization plan, and that approximately $360,000 was expected from the bankruptcy trustee. That claim was contested and a court hearing has been held, but as of the date of this report, a decision has not yet been rendered as to the amount of the claim, if any, that will be allowed.

Capital resources of the Trust consist of equity in real estate investments and mortgage loans receivable. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($1,906,079 at June 30, 1996) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

As previously reported, the Trust is exploring various strategic alternatives with the intent to maximize shareholder value, including a possible sale of the Trust's assets. While the Trust continues to consider potential transactions, there is no assurance any transaction will be consummated.

The Board of Trustees declared a second quarter distribution of $.08 per share, payable August 19, 1996 to shareholders of record August 6, 1996. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.





SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USP REAL ESTATE INVESTMENT TRUST





David Blankenship
President
(executive officer)





Roger L. Schulz
Controller
(principal accounting officer)





Dated:  August 12, 1996