Form 10-Q
period 1996-09-30
USP REAL ESTATE INVESTMENT TRUST
filed 1996-11-13
CIK 102438

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549



                           FORM 10-Q



      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended September 30, 1996  Commission file number 0-7589



             USP  REAL  ESTATE  INVESTMENT  TRUST
    (Exact name of registrant as specified in its charter)



               Iowa                        42-6149662
 (State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)      Identification No.)


  4333 Edgewood Road N.E., Cedar Rapids, IA          52499
  (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:  (319) 398-8975


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



The number of shares of beneficial interest of the registrant outstanding at November 13, 1996 was 3,880,000.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP Real Estate Investment Trust
Balance Sheets
(unaudited)

                                                  September 30,                  December 31,
                                                1996              1995              1995

Assets
   Real Estate
      Land, buildings and
         improvements at cost               $  39,654,127         39,651,566       39,651,566
      Less accumulated
         depreciation                         (11,113,764)       (10,273,234)     (10,505,521)
                                               28,540,363         29,378,332       29,146,045

   Mortgage loans receivable,
      net of deferred gain                      1,267,960          1,294,491        1,288,092
      Real estate and mortgage
         loans receivable                      29,808,323         30,672,823       30,434,137
   Cash and cash equivalents                    1,837,689          1,459,938        1,370,623
   Rents and other receivables                    497,077            465,303          614,873
   Prepaid and deferred expenses                  245,416            291,422          290,859
   Taxes held in escrow                            95,134             91,729          142,778

                                            $  32,483,639         32,981,215       32,853,270


Liabilities and Shareholders' Equity
   Liabilities
      Mortgage loans payable                $  14,935,400         15,388,645       15,271,385
      Accounts payable and
         accrued expenses                         826,438            616,915          664,733
      Distribution declared                       310,400            310,400          310,400
      Tenant deposits                              77,232             82,952           79,629
      Other                                        36,422             40,025           16,491
                                               16,185,892         16,438,937       16,342,638

   Shareholders' Equity
      Shares of beneficial interest,
         $1 par value, 20,000,000
         shares authorized, 3,880,000
         shares issued and outstanding          3,880,000          3,880,000        3,880,000
      Additional paid-in capital               12,018,890         12,018,890       12,018,890
      Undistributed net earnings                  398,857            643,388          611,742
                                               16,297,747         16,542,278       16,510,632

                                            $  32,483,639         32,981,215       32,853,270

USP Real Estate Investment Trust
Statements of Earnings
 (unaudited)

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,

                                                   1996              1995                1996              1995
Revenue
   Rents                                          $ 1,302,684         1,323,794            3,865,761      3,998,884
   Interest                                            68,285            63,183              188,994        180,297
                                                    1,370,969         1,386,977            4,054,755      4,179,181


Expenses
   Property expenses:
      Real estate taxes                               168,775           180,877              554,676        552,775
      Repairs and maintenance                         128,782           102,701              263,513        320,415
      Utilities                                        32,145            29,673               89,761         78,394
      Management fee                                   60,633            61,735              179,538        186,697
      Insurance                                        11,922             9,870               34,556         33,210
      Other                                            88,557            20,916              169,590         76,386
   Property expenses,
      excluding depreciation                          490,814           405,772            1,291,634      1,247,877
      Depreciation                                    202,654           204,722              608,243        617,206
   Total property expenses                            693,468           610,494            1,899,877      1,865,083
   Interest                                           371,173           377,974            1,123,276      1,180,803
   Administrative expense                             100,276           100,631              313,287        311,900
                                                    1,164,917         1,089,099            3,336,440      3,357,786

   Net earnings                                   $   206,052           297,878              718,315        821,395
   Net earnings per share                         $       .05               .08                  .19            .21


   Distributions to shareholders                  $   310,400           310,400              931,200        892,400
   Distributions to shareholders per share        $       .08               .08                  .24            .23

USP Real Estate Investment Trust
Statements of Cash Flows
(unaudited)

                                                           Nine Months Ended
                                                             September 30,

                                                       1996                1995

Cash flows from operating activities:
   Rents collected                                   $ 3,976,232            4,022,976
   Interest received                                     192,370              178,508
   Payments for operating expenses                    (1,365,146)          (1,372,307)
   Interest paid                                      (1,117,506)          (1,156,731)
      Net cash provided by operating activities        1,685,950            1,672,446


Cash flows from investing activities:
   Principal collections on mortgage
      loans receivable                                    20,132               18,314
   Capital expenditures                                   (2,561)             (70,739)
   Other, net                                             30,730               78,605
      Net cash provided by investing activities           48,301               26,180


Cash flows from financing activities:
   Principal payments on mortgage
      loans payable                                     (335,985)            (335,435)
   Principal repayment on mortgage loan                      ---           (1,136,164)
   Distributions paid to shareholders                   (931,200)            (853,600)
      Net cash used by financing activities           (1,267,185)          (2,325,199)

Net increase (decrease) in cash and
   cash equivalents                                      467,066             (626,573)
Cash and cash equivalents
   at beginning of period                              1,370,623            2,086,511
Cash and cash equivalents
   at end of period                                  $ 1,837,689            1,459,938

Reconcilition of net earnings to net cash
    provided by operating activities:
Net earnings                                         $   718,315              821,395
   Depreciation                                          608,243              617,206
   Amortization                                            5,770               24,072
   Decrease in rents and other receivables               115,244               30,194
   Decrease in prepaid and deferred expenses              30,426                  441
   Decrease in taxes held in escrow                       47,644               65,036
   Increase in accounts payable
      and accrued expenses                               161,705              121,993
   Decrease in advance rents                              (1,397)              (7,891)
Net cash provided by operating activities            $ 1,685,950            1,672,446

[FN]
NOTES TO FINANCIAL STATEMENTS

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

Note 2:  Shareholders' equity, December 31, 1995     $16,510,632
           Net earnings                                  718,315
           Distribution to shareholders                 (931,200)
         Shareholder's equity, September 30, 1996    $16,297,747

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

We are pleased to report the Trust's third quarter results of operations. Net earnings were $206,052 ($.05 per share) for the three months ended September 30, 1996 bringing year-to-date net earnings to $718,315 ($.19 per share). Net earnings in 1995 were $297,878
($.08 per share) and $821,395 ($.21 per
share) for the three and nine months,
respectively.  Funds from operations
(earnings from operations plus depreciation) were $1,326,558 for the first nine months of 1996 compared to $1,438,601 for the first nine months of 1995.

Net earnings and funds from operations
declined from 1995 to 1996 primarily due to lower revenue. Rents at Geneva Square in Lake Geneva, Wisconsin decreased by $226,000 from 1995, primarily the result of P.W.
Enterprises filing a Chapter 11
reorganization plan and closing it 63,146 square foot store in January, 1996. This was partially offset by an increase in rental income at Presidential Drive Business Park in
Atlanta, Georgia and at North Park Plaza in
Phoenix, Arizona. Rental income increased at Presidential Drive due to higher base rents, higher expense recoveries and a rent settlement from a former tenant. The Trust also received a $60,000 rent settlement from Eaglesons, a former tenant at North Park Plaza.

Total property expenses, excluding
depreciation, as a percentage of rental
income, increased slightly from 31% in 1995 to 33% in 1996. Repairs and maintenance decreased by $57,000 in 1996 primarily as a result of tenant remodeling at Presidential
Drive and the painting of two shopping
centers in 1995. The 1995 expenditures were partially offset by $23,000 in resealing the parking lot at Mendenhall Commons Shopping
Center in Memphis, Tennessee in 1996. The increase in other property expenses is primarily due to legal fees and expenses related to the bankruptcy of P.W. Enterprises
(former tenant at Geneva Square) and the litigation settlement with Eaglesons (former tenant at North Park Plaza).

The Trust previously reported that it had filed a claim as an unsecured creditor in connection with the P.W. Enterprises Chapter
11 reorganization plan, and that
approximately $360,000 was expected from the bankruptcy trustee. That claim was contested and a court hearing was held, but as of the date of this report, a decision has not yet been rendered as to the amount of the claim, if any, that may be allowed.

L. Luria and Sons (Lurias) is a 23,587 square foot tenant at Kingsley Square in Orange
Park, Florida.  Lurias discontinued its
operations at Kingsley Square in March 1995 and vacated the premises, but continued to honor its lease obligations (which expire in March 2010). Recently, however, Lurias has become delinquent in paying their rent.
Efforts to collect the rent or negotiate a buy-out of their remaining lease obligations have been unsuccessful. The Trust is, accordingly, taking legal steps to terminate
Luria's right to possession of the premises.
The Trust has also been negotiating with a prospective replacement tenant for the Lurias space. There is no assurance, however, that the prospective tenant will occupy the Lurias space even if that space becomes available.

Capital resources of the Trust consist of equity in real estate investments and mortgage loans receivable. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents
($1,837,689 at September 30, 1996) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

As previously reported, the Board of Trustees is exploring various strategic alternatives with the intent to maximize shareholder value. While a number of possibilities are being considered, there is no assurance any transaction will be consummated.

The Board of Trustees declared a third
quarter distribution of $.08 per share,
payable November 18, 1996 to shareholders of record November 5, 1996. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.


SIGNATURE


Pursuant to the requirements of the
Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USP REAL ESTATE INVESTMENT TRUST


Alan F. Fletcher
Vice President and Treasurer
(principal financial officer)







Roger L. Schulz
Controller
(principal accounting officer)




Dated:  November 13, 1996