Form 10-K
period 1996-12-31
USP REAL ESTATE INVESTMENT TRUST
filed 1997-03-27
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended       Commission file number 0-7589
        December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [    ]

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 3, 1997 was $11,539,928.

The number of shares of beneficial interest of the registrant outstanding at March 3, 1997 was 3,880,000.

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

Source of Funds and Financing

The principal source of funds for investment by USP was $25 million in proceeds from its initial public offering of shares. The Trust ceased the issuance of shares from this offering in 1978. The Trust completed a secondary offering of its shares in 1988, raising nearly $10 million. Since substantially all of the Trust's net income must be distributed to shareholders in order to qualify as a real estate investment trust, USP has relied primarily on cash generated from operations and property sales in excess of shareholder distributions, along with long-term borrowings secured by mortgages on specific properties, to finance real estate investments. Outstanding indebtedness of USP may not, according to the Declaration of Trust, exceed four hundred percent of the Trust's net assets (shareholders' equity plus accumulated depreciation). The aggregate principal amount of long-term mortgage indebtedness and net assets of the Trust as of December 31, 1996 were $14,819,479 and $27,531,681, respectively.

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

Mortgage Loans Receivable

In December 1990, the Trust sold Hickory Hills Shopping Center in Hillsville, Virginia and College Square Shopping Center in Jefferson City, Tennessee. The Trust provided mortgage loan financing for these sales in the amount of $525,000 for Hickory Hills and $1,125,000 for College Square. The loans mature on December 20, 1997 and yield 9.5% to the Trust. Upon the payoff of these loans in December 1997, the Trust will consider prepayment of the underlying mortgage loan on College Square which matures in December 1999.

Competition

USP's portfolio competes with other similar properties in its respective markets, some of which are newer than the USP properties. A strengthening U.S. economy, a low level of commercial real estate construction, and strong leasing efforts were factors resulting in a strong occupancy of Trust properties during the last three years. Overall leased occupancy for the entire portfolio was 88% at December 31, 1996, compared to 96% at December 31, 1995 and December 31, 1994.

Item 2.  Properties

Real Estate Investments

The Trust has direct ownership of seven commercial real estate properties. These real estate investments are diversified geographically with 57% of the portfolio located in the Southeast, 22% in the Southwest and 21% in the Great Lakes Region based on the cost of the properties.

Properties owned by the Trust are leased to tenants either on a managed basis or under net lease arrangements. As the owner of managed property the Trust receives gross rentals and incurs operating expenses, such as property taxes, insurance, repairs, maintenance and common area utilities. Under net lease arrangements, the tenant, rather than the Trust, pays all operating expenses related to the leased premises. At December 31, 1996, six commercial properties were being leased on a managed basis and one property was leased on a net lease basis.

The six managed commercial properties consisted of five shopping centers and one business park. Managed commercial properties comprised 95% of the Trust's investment portfolio in 1996, 1995, and in 1994. Managed commercial properties provided 88% of USP's annual revenue in 1996, compared to 89% in 1995 and 91% in 1994. All managed properties have at least one tenant representing more than 17% of the revenue from that property, and the Kroger Company represents approximately 12% of the total revenue of the Trust under a lease expiring in April 2012.

The net leased property is an office/warehouse which represented approximately 5% of the Trust's investment portfolio in 1996, 1995, and in 1994, and generated 7% of the Trust's annual revenue in 1996, compared to 6% in 1995 and 1994. Trust properties and operations are summarized in the table on the next page.

The Trust's real estate investments are not expected to be substantially affected by current federal, state or local laws and regulations establishing ecological or environmental restrictions on the development and operations of such property. However, the enactment of new provisions or laws may reduce the Trust's ability to fulfill its investment objectives.

The Trust's properties and operations are summarized in the table below.

                                Real Estate Cost
                              at December 31, 1996          1996 Revenue

                               Amount        Percent     Amount       Percent

Managed
Kingsley Square
   Orange Park, Florida        $4,973,232       12%     $702,358         14%
First Tuesday Mall
   Carrollton, Georgia          6,999,465       18      886,368          17
Geneva Square
   Lake Geneva, Wisconsin       6,213,974       16      681,379          13
Mendenhall Commons
   Memphis, Tennessee           8,732,032       22      951,282          18
North Park Plaza
   Phoenix, Arizona             8,680,330       22    1,059,300          20
Presidential Drive
   Atlanta, Georgia             1,886,309        5      320,217           6

                               37,485,342       95    4,600,904          88

Net Leased
Yamaha Warehouse
   Cudahy, Wisconsin            2,197,937        5      355,696           7
                                2,197,937        5      355,696           7

Trust operations                      ---      ---      260,713           5

                              $39,683,279      100%   $5,217,313        100%


Table Cont.                      Largest Tenant

                                                                                 Percent of   Percent of
                                      Name of            Lease                    Property       Trust
                                      Tenant          Expiration      Revenue      Revenue      Revenue

Managed
Kingsley Square
   Orange Park, Florida         L. Luria & Sons*         2010*          $126,307         18%            3%
First Tuesday Mall
   Carrollton, Georgia          Winn Dixie               2004            193,602          22             4
Geneva Square
   Lake Geneva, Wisconsin       Roundy's                 2001            246,488          36             5
Mendenhall Commons
   Memphis, Tennessee           Kroger                   2012            646,844          68            12
North Park Plaza
   Phoenix, Arizona             Safeway                  2003            433,707          41             8
Presidential Drive
   Atlanta, Georgia             Atlanta Dental           1999             70,256          22             1

                                                                       1,717,204                        33

Net Leased
Yamaha Warehouse
   Cudahy, Wisconsin            Yamaha Motor Corp.       1997            355,696         100             7
                                                                         355,696                         7

Trust operations

                                                                      $2,072,900                       40%

*L. Luria & Sons vacated their space in March 1995. However, they continued to honor their lease obligations through August
 1996.  (See "Recent Transactions")

Recent Transactions

L. Luria and Sons (Luria's) had occupied 23,587 square feet at Kingsley Square in Orange Park, Florida until it discontinued operations there in March 1995. Luria's continued to honor its lease obligations, which expire in March 2010; however, after paying the August 1996 rent, they discontinued making further rent payments. Accordingly, the Trust took legal steps to terminate Luria's right to possession of the premises and has since been successful in locating a replacement tenant for the Luria's space. While the Trust pursues legal remedy from Luria's, OfficeMax has signed a fifteen year lease with four, five-year options. In 1997, the Trust anticipates incurring lease commissions and tenant improvements of approximately $750,000 in order to place OfficeMax in this space.

The Trust previously reported that P.W. Enterprises filed a Chapter 11 reorganization plan and closed its 63,146 square foot store at Geneva Square in Lake Geneva, Wisconsin in January 1996. The Trust filed a claim as an unsecured creditor, limited by law to 15% of the rents owed for the unexpired lease term, and agreed to accept a 70% payout in order to gain priority within our creditor class. As a result, the Trust is entitled to receive $255,000 as soon as funds are available to pay the claim. At this time it is not known when payment, if any, will be made.
The Lake Geneva real estate market remains relatively soft, creating some difficulty in locating a replacement tenant for this vacant space.

It was reported in the 1995 Annual Report that Staples, Inc. at North Park Plaza in Phoenix, Arizona closed its 18,000 square foot store in February 1996 and moved to a new center in the metro area. Staples assigned their lease, which runs through July 2003, to the developer of the new center. The Trust and the developer have been attempting to secure a new tenant for this space.

At First Tuesday Mall in Carrollton, Georgia, the Trust has a lease with Belk Rhodes Co. for 49,836 square feet, which lease expires in September 1998. Although no formal notice has been received from Belk Rhodes, the Trust does not expect them to renew their lease. It may be very difficult to find a replacement tenant because there is currently very little economic development activity in First Tuesday's location.

The Yamaha Warehouse facility in Cudahy, Wisconsin has a lease with Yamaha Motor Corporation (Yamaha), its sole tenant, which expires in June 1997. Yamaha has options to extend the lease for three additional one-year periods by giving the Trust ninety days written notice. At the time of this report, Yamaha indicated their intent to renew for one year. The Trust expects to receive written confirmation by the end of March 1997.

The portfolio operating results in the forthcoming year will greatly depend upon all tenants continuing to pay their rent and the Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

As previously reported, the Board of Trustees has been exploring various strategic alternatives with the intent to maximize shareholder value. While a number of possibilities are being considered, there is no assurance any transaction will be consummated.

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

Identification of Market and Price Range

At March 3, 1997, the Trust had 3,880,000 shares of beneficial interest issued and outstanding to 2,107 shareholders of record. The Trust's shares of beneficial interest are traded over-the-counter on the National Association of Securities Dealers Automated Quotation (NASDAQ) System under the symbol USPTS. At March 3, 1997, the Trust's per share bid and asked prices were $4.25 and $4.4375, respectively, as obtained from Wedbush/Morgan Securities, Inc., Newport Beach, California, Stifel Nicolaus, St. Louis, Missouri, Carr Securities, New York, New York, Pennsylvania Merchant Group Ltd., Radnor, Pennsylvania, and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Trust. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Market Price Range

                       Over-the-Counter Bid Price

Quarter Ended           High          Low         Close
     1996
March 31                  4 5/8          3 5/8       3 3/4
June 30                       4          3 3/8        3/34
September 30                  4          3 1/2       3 7/8
December 31               4 1/2          3 3/4      4 3/16

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

Dividend Character

                                 1996            1995           1994
Ordinary
   Income                       86.10%        100.00%         73.71%
Capital
   gains                           ---            ---         26.29%
Return of
   capital                      13.90%            ---            ---
Total                          100.00%        100.00%        100.00%
Distributions paid,
   per share                      $.32           $.30           $.25

Advisor

AEGON USA Realty Advisors, Inc.
Cedar Rapids, Iowa


Property Manager

AEGON USA Realty Management, Inc.
Cedar Rapids, Iowa


Stock Transfer and Dividend Reinvestment Agent

USP Real Estate Investment Trust
c/o Boston EquiServe, L.P.
P.O. Box 8200
Boston, MA  02266-8200
Telephone:  1-800-426-5523


Annual Meeting

The annual meeting of shareholders of USP Real Estate Investment
Trust will be held on Monday, April 28, 1997 at 1:30 p.m. at the AEGON Financial Center, 4333 Edgewood Road N.E., Cedar Rapids,
Iowa.


10-K Information

The 1996 Form 10-K filed with the Securities and Exchange Commission (exclusive of certain exhibits) is available without charge upon written request to Roger L. Schulz, Controller, USP Real Estate Investment Trust, 4333 Edgewood Road N.E., Cedar Rapids, Iowa 52499-5441.

Item 6.  Selected Financial Data

Years Ended December 31                 1996           1995               1994               1993                 1992


Revenue                            $  5,217,313      5,618,014           6,179,495           6,272,463           5,929,073

Earnings from Operations           $    946,230      1,100,149             934,605             715,746             282,401
Net Gain on Sale or Disposition    $        ---            ---             788,588                 ---             175,991
of Property

Net Earnings                       $     946,230      1,100,149           1,723,193             715,746             458,392

Distributions to Shareholders      $   1,241,600      1,202,800           1,008,800             931,200           1,241,600

Per Share*
   Earnings from Operations        $         .24            .28                 .24                 .18                 .07
   Net Earnings                    $         .24            .28                 .44                 .18                 .12
   Distributions to Shareholders   $         .32            .31                 .26                 .24                 .32

Real Estate and Mortgage
   Loans Receivable                $  29,627,786     30,434,137          31,237,604          35,782,150          36,631,659

Total Assets                       $  32,207,728     32,853,270          34,333,593          37,487,867          38,235,283

Mortgage Loans Payable             $  14,819,479     15,271,385          16,853,303          20,387,645          20,855,442

Total Liabilities                  $  15,992,466     16,342,638          17,720,310          21,588,977          22,120,939

Shareholders' Equity               $  16,215,262     16,510,632          16,613,283          15,898,890          16,114,344

*Per share amounts for Earnings from Operations and Net Earnings are based on the weighted average number of shares outstanding for each period. Per share amounts for Distributions to Shareholders are based on the actual number of shares outstanding on the respective record dates.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The discussion that follows should be read in the general context of the discussion in "Item 1. Business" and "Item 2. Properties."

Results of Operations

The United States had another "above trend" year for job generation in 1996, although the momentum of growth is slowing. Non-agricultural employment advanced at a year-over-year rate of
1.9 million, about the same as 1995 and down from 1994's superb performance. The retail market continues to expand as there has been 316 million square feet of shopping center starts in the last five years. Despite the increased supply of retail properties in the nation, total retail sales (excluding automobiles) were up 5% for the first eight months of 1996 compared to 6% for the comparable timeframe in 1995. The Trust owns shopping centers, an office park and an office warehouse facility in seven U.S. cities. The Trust's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of December 31, 1996, the combined leased occupancy of the Trust's seven properties was 88%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

1996 compared to 1995
The Trust's net earnings for the year ended December 31, 1996 were $946,230 ($.24 per share) compared to $1,100,149 ($.28 per share) for the year ended December 31, 1995. The decrease in net earnings was due to lower rental income, partially offset by lower property expenses, interest expense and administrative expenses.

Rental income was $4,965,259 in 1996 compared to $5,366,255 in 1995. This decline in rents of $401,000 was primarily due to P.W. Enterprises filing a Chapter 11 reorganization plan and closing its 63,146 square foot store at Geneva Square in Lake Geneva, Wisconsin in January 1996. P.W. Enterprises contributed rents of $37,000 in 1996 compared to $346,000 in 1995. In addition, Luria's a 23,587 square foot tenant at Kingsley Square in Orange Park, Florida discontinued paying their rent in August 1996. As a result, rents contributed from Luria's declined by $47,000 from 1995 to 1996. In addition, expense recoveries (additional rents) from tenants decreased from 1995 to 1996 primarily due to lower real estate taxes at several properties. The decline in rents from these items was partially offset by a $60,000 rent settlement the Trust received from Eaglesons, a former tenant at North Park Plaza in Phoenix, Arizona.

Property expenses before depreciation were $1,609,749 in 1996 compared to $1,755,295 in 1995 which represents 32% of rental income for 1996 and 33% of rental income for 1995. Real estate taxes decreased by $159,000 or 21% from 1996 to 1995 as a result of reduction in assessed values due to appeals and reduction in tax rates. Repairs and maintenance declined by $108,000 or 22% due to tenant remodeling, painting, and other improvements made in 1995. Other property expenses increased by $122,000 primarily due to legal fees related to the bankruptcy of P.W. Enterprises, litigation with former tenants, property appraisals, and various consulting expenses.

Interest expense declined due to the normal amortization of mortgage loans payable.

1995 compared to 1994
Rents and property expenses declined from 1994 to 1995 due to the September 1994 sale of Midway Business Park, in Tucson, Arizona. Rental income was $5,366,255 in 1995 compared to $5,960,114 in 1994, a decrease of 10%. However, rental income from properties owned throughout both years increased 3% from $5,222,406 in 1994 to $5,366,255 in 1995 primarily due to higher overage rents and expense recoveries from tenants. Interest income was $251,759 in 1995 compared to $219,381 in 1994, an increase of 15%, due to higher interest rates on investable cash balances and the receipt of $13,000 in interest on property tax refunds.

First Tuesday Mall in Carrollton, Georgia recorded higher rents primarily due to the lease of a furniture store in mid-1994 which occupies 23,040 square feet. North Park and Presidential Drive Business Park in Atlanta, Georgia both experienced a reduction in base rents from 1994. North Park reserved some delinquent rents in 1995 and Presidential recovered delinquent rents in 1994 which had been considered uncollectible. The largest increase in rents occurred due to $125,000 in expense recoveries, primarily from Kingsley Square, North Park, and First Tuesday. These three properties experienced higher real estate taxes which, pursuant to the terms of tenant leases, resulted in the Trust being able to collect this increase in taxes from the tenants.

Property expenses before depreciation were $1,755,295 in 1995 compared to $1,928,502 in 1994 which represents 33% of rental income for 1995 and 32% of rental income for 1994. The primary reason for the decrease was the sale of Midway. On a same property basis, property expenses increased to $1,755,295 in 1995 from $1,594,949 in 1994. Accounting for this change was the increase in real estate taxes from Kingsley Square, North Park, and First Tuesday. Wages and salaries in 1994 were incurred in connection with the operation of Midway, the sale of which resulted in elimination of this expense. Repairs and maintenance decreased $19,000 due to the sale of Midway, which incurred $78,000 in repair and maintenance in 1994. On a same property basis, repairs and maintenance in 1995 increased $59,000 from 1994 primarily due to remodeling expenditures for an existing tenant at Presidential Drive and improvements made to the exterior of the building. Utilities decreased $35,000 from 1994 to 1995 due to the sale of Midway. Insurance expense declined due to the sale of Midway and lower insurance premiums. Other property expenses were $13,000 lower primarily due to the sale of Midway, which incurred $27,000 in 1994, offset by $15,000 in environmental consulting on all of the properties in 1995.

Depreciation expense declined $139,000 in 1995 due primarily to the sale of Midway. Interest expense decreased $390,000 due to the repayment of the loan on Midway upon sale, and the prepayment of one of the mortgage loans on First Tuesday. The prepayment on First Tuesday, including a 1% fee to the lender, was $1,147,526 which was paid on January 31, 1995. The annual debt service on this mortgage was $229,068, including interest at 10%. Administrative expense decreased $24,000 primarily due to the sale of Midway, which resulted in lower administrative fees of $17,000, and a $7,000 reduction in premium on directors and officers insurance.

Earnings from operations were $1,100,149 in 1995 compared to $934,605 in 1994, which represents an increase of 18% primarily due to the significant decrease in interest expense (more fully described above). Net earnings were $1,100,149 in 1995 compared to $1,723,193 in 1994, the decrease primarily attributed to the $788,588 gain on sale of Midway in 1994.

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

Liquidity and Capital Resources

The Trust's capital resources consist of its current equity in real estate investments and mortgage loans receivable. The Trust maintains its properties in good condition and provides adequate insurance coverage. Liquidity is represented by cash and cash equivalents ($1,733,640 at December 31, 1996), a $500,000 line of credit and the continued operation of the Trust's real estate portfolio. This liquidity is considered sufficient to meet current obligations.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $2,043,926 for the year ended December 31, 1996. Major applications of cash in 1996 included $1,241,600 for distributions to shareholders and $451,906 in principal payments on mortgage loans payable. The Trust's debt service commitments for mortgage loans payable are described in
Note 6 to the Financial Statements.

The Publix Supermarkets lease at Kingsley Square was extended effective February 11, 1995 for a five-year term. The lease extension requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. Since Publix has not yet remodeled their store, it is unknown when, if at all, this amount will be paid.

Capital expenditures of approximately $945,000 are anticipated for 1997. As of December 31, 1996, there were no other material commitments.

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

Item 8.  Financial Statements and Supplementary Data

Balance Sheets

                                                      December 31,


                                                1996               1995

Assets
Real estate
  Land                                      $  9,666,409          9,666,409
  Buildings and improvements                  30,016,870         29,985,157
                                              39,683,279         39,651,566

  Less accumulated depreciation              (11,316,419)       (10,505,521)
                                              28,366,860         29,146,045

Mortgage loans receivable,
  net of deferred gain                         1,260,926          1,288,092
  Real estate and mortgage loans receivable   29,627,786         30,434,137

Cash and cash equivalents                      1,733,640          1,370,623
Rents and other receivables                      443,800            614,873
Prepaid and deferred expenses                    255,631            290,859
Taxes held in escrow                             146,871            142,778
                                             $32,207,728         32,853,270

Liabilities and Shareholders' Equity
Liabilities
  Mortgage loans payable                     $14,819,479         15,271,385
  Accounts payable and accrued expenses          730,591            664,733
  Distribution declared                          310,400            310,400
  Tenant deposits                                 74,217             79,629
  Other                                           57,779             16,491
                                              15,992,466         16,342,638

Shareholders' Equity
  Shares of beneficial interest, $1 par
value,
     20,000,000 shares authorized, 3,880,000
     shares issued and outstanding              3,880,000          3,880,000
  Additional paid-in capital, net of
cumulative
     distributions in excess of earnings
     of  $16,382,559 in 1996 and 1995          12,018,890         12,018,890
  Undistributed net earnings                      316,372            611,742
                                               16,215,262         16,510,632
                                              $32,207,728         32,853,270

See the accompanying notes to financial statements.

Statements of Earnings

                                             Years Ended December 31,


                                               1996          1995       1994
Revenue
  Rents                                   $  4,965,259   5,366,255   5,960,114
  Interest                                     252,054     251,759     219,381
                                             5,217,313   5,618,014   6,179,495
Expenses
  Property expenses:
     Real estate taxes                         595,318     754,144     800,921
     Wages and salaries                            ---         ---      19,354
     Repairs and maintenance                   378,432     486,679     505,915
     Utilities                                 123,585     106,028     141,019
     Management fee                            230,045     250,601     277,945
     Insurance                                  46,411      43,645      56,246
     Other                                     235,958     114,198     127,102
 Property expenses, excluding depreciation   1,609,749   1,755,295   1,928,502
depreciation
     Depreciation                              810,898     821,003     960,227
Total property expenses                      2,420,647   2,576,298   2,888,729
Interest                                     1,491,534   1,562,864   1,953,117
Administrative expense                         358,902     378,703     403,044
                                             4,271,083   4,517,865   5,244,890

Earnings from operations                       946,230   1,100,149     934,605

Net gain on sale of property                       ---         ---     788,588

Net earnings                              $    946,230    1,100,149  1,723,193

Net earnings per share                    $        .24          .28        .44


Distributions to shareholders             $  1,241,600    1,202,800  1,008,800

Distributions to shareholders per share   $        .32          .31        .26



See the accompanying notes to financial statements.

Statements of Cash Flows

                                                    Years Ended December 31,
                                                            1996                 1995          1994

Cash flows from operating activities:
   Rents collected                                     $   5,167,812          5,240,756          5,997,838
   Interest received                                         250,878            249,863            217,707
   Payments for operating expenses                        (1,889,840)        (1,957,514)        (2,716,513)
   Interest paid                                          (1,484,924)        (1,533,082)        (1,934,047)
      Net cash provided by operating activities            2,043,926          2,000,023          1,564,985

Cash flows from investing activities:
   Proceeds from property sales, net of closing costs            ---                ---          4,641,420
   Capital expenditures                                      (31,713)           (42,249)          (305,050)
   Principal collections on mortgage loans receivable         27,166             24,713             22,482
   Other, net                                                 17,144             54,484             64,071
      Net cash provided by investing activities               12,597             36,948          4,422,923

Cash flows from financing activities:
   Principal portion of scheduled mortgage loan             (451,906)          (452,695)          (585,070)
payments
   Principal repayment on mortgage loans payable                 ---         (1,136,164)        (3,141,973)
   Net proceeds from refinancing                                 ---                ---            114,369
   Distributions paid to shareholders                     (1,241,600)        (1,164,000)          (970,000)
      Net cash used by financing activities               (1,693,506)        (2,752,859)        (4,582,674)

Net increase (decrease) in cash and cash equivalents         363,017          (715,888)          1,405,234
Cash and cash equivalents at beginning of year             1,370,623          2,086,511            681,277
Cash and cash equivalents at end of year                 $ 1,733,640          1,370,623          2,086,511

Reconciliation of net earnings to net cash
   provided by operating activities:
Net earnings                                             $   946,230          1,100,149          1,723,193
   Gain on sale of property                                      ---                ---           (788,588)
Earnings from operations                                     946,230          1,100,149            934,605
   Depreciation                                              810,898            821,003            960,227
   Amortization                                                6,610             29,782             58,975
   Decrease (increase) in rents and other receivable         171,497           (119,117)            38,571
   Decrease (increase) in prepaid and deferred                17,046             (7,314)           (16,921)
expenses
   Decrease (increase) in taxes held in escrow                (4,093)            13,987           (105,713)
   Increase (decrease) in accounts payable and accrued        65,858            169,811           (302,238)
expenses
   Increase (decrease) in advance rents                       29,880             (8,278)            (2,521)
Net cash provided by operating activities                $ 2,043,926          2,000,023          1,564,985

See the accompanying notes to financial statements.

Statements of Shareholders' Equity

                                            Years Ended December 31, 1996, 1995 and 1994
                                     Shares of        Additional    Undistributed         Total
                                    Beneficial         Paid-In           Net          Shareholders'
                                     Interest          Capital         Earnings          Equity

Balance at January 1, 1994            $  3,880,000      12,018,890              ---       15,898,890
   Net earnings                                ---             ---        1,723,193        1,723,193
   Distributions to                            ---             ---       (1,008,800)      (1,008,800)
shareholders

Balance at December 31, 1994          $  3,880,000      12,018,890          714,393       16,613,283
   Net earnings                                ---             ---        1,100,149        1,100,149
   Distributions to                            ---             ---       (1,202,800)      (1,202,800)
shareholders

Balance at December 31, 1995          $  3,880,000      12,018,890          611,742       16,510,632
   Net earnings                                ---             ---          946,230          946,230
   Distribution to Shareholders                ---             ---       (1,241,600)      (1,241,600)
Balance at December 31, 1996          $  3,880,000      12,018,890          316,372       16,215,262

See the accompanying notes to financial statements.

Notes to Financial Statements

1.  Accounting Policies

The Trust is predominantly in the business of investing in real estate. Investments in real estate are stated at cost. The Trust provides an allowance for valuation of real estate when it is determined that the values have permanently declined below recorded book value.

Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. The methods and assumptions used by the Trust in estimating its fair value disclosures are described in Notes 3, 4, and 6.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Trust's adoption of Statement No. 121 in 1995 had no impact on the Trust's operations in 1995 or 1996.

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

The Trust follows the operating method of accounting for leases, whereby scheduled rental income is recognized on a straight-line basis over the lease term. Contingent rental income is recognized in the period in which it arises. Interest on mortgage loans receivable and amortization of discounts are recognized as income over the period the respective loans are outstanding. The Trust provides for possible losses on mortgage loans, rents and other receivables when it is determined that collection of such receivables is doubtful. Rents and other receivables are stated net of an allowance for uncollectible accounts of $213,347 in 1996 and $143,991 in 1995. Cash equivalents include investments with original maturities of three months or less.

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

Schedule of Real Estate and Accumulated Depreciation


                                Initial Cost to Trust

                                Amount of                      Buildings &
Property Description           Encumbrance        Land        Improvements

Managed
Kingsley Square             $       785,412      450,000        3,311,660
   Orange Park, FL

First Tuesday Mall                  600,057      595,000        4,347,697
   Carrollton, GA

Geneva Square                     2,852,507      477,166        4,965,000
   Lake Geneva, WI

Mendenhall Commons                4,041,421    3,134,692        5,597,340
   Memphis, TN

North Park Plaza                  4,052,331    4,635,147        4,018,353
   Phoenix, AZ

Presidential Drive                  772,244      344,582        1,424,300
   Atlanta, GA
                                 13,103,972    9,636,587       23,664,350

Net Leased
Yamaha Warehouse                  1,436,365       26,195          755,756
   Cudahy, WI
                                  1,436,365       26,195          755,756

Total                           $14,540,337*   9,662,782       24,420,106

                                        Gross Amount at Which Carried
                                                 December 31, 1996

                           Subsequent
                               Cost                  Buildings &
Property Description       Capitalized      Land     Improvements     Total

Managed
Kingsley Square              1,211,572     450,000    4,523,232     4,973,232
   Orange Park, FL

First Tuesday Mall           2,056,768     600,392    6,399,073     6,999,465
   Carrollton, GA

Geneva Square                  771,808     477,166    5,736,808     6,213,974
   Lake Geneva, WI

Mendenhall Commons                 ---   3,134,692    5,597,340     8,732,032
   Memphis, TN

North Park Plaza                26,830   4,633,382    4,046,948     8,680,330
   Phoenix, AZ

Presidential Drive             117,427     344,582    1,541,727     1,886,309
   Atlanta, GA
                             4,184,405   9,640,214    27,845,128    37,485,342

Net Leased
Yamaha Warehouse             1,415,986      26,195     2,171,742     2,197,937
   Cudahy, WI
                             1,415,986      26,195     2,171,742     2,197,937

Total                        5,600,391   9,666,409    30,016,870    39,683,279

                                                                  Life on
                                                                   Which
                                                                Depreciation
                           Accumulated      Date       Date     is computed
Property Description       Depreciation     Built    Acquired    (in years)

Managed
Kingsley Square              2,377,433     1975-76     7/79         10-40
   Orange Park, FL

First Tuesday Mall           3,354,268     1975-78     7/79         10-40
   Carrollton, GA

Geneva Square                1,909,414     1981-82     2/84         10-40
   Lake Geneva, WI

Mendenhall Commons           1,091,398       1987      2/89         10-40
   Memphis, TN

North Park Plaza               775,390       1963      2/89         10-40
   Phoenix, AZ

Presidential Drive             509,152       1980     12/84         10-35
   Atlanta, GA
                            10,017,055

Net Leased
Yamaha Warehouse             1,299,364       1971      2/72         15-40
   Cudahy, WI
                             1,299,304

Total                       11,316,419

* Excludes encumbrance of $279,142 on wraparound mortgages receivable.



The activity in real estate and related depreciation for the three years ended December 31, 1996 is summarized in the table below.

Real Estate                                      Years Ended December 31,

                                          1996          1995         1994
  Cost
Beginning of year                   $  39,651,566     39,651,566   44,115,186
  Additions during year
   Improvements                            31,713            ---      175,804
  Deductions during year
   Property sales or dispositions             ---            ---   (4,639,424)

End of year                         $  39,683,279*    39,651,566   39,651,566

  Accumulated Depreciation
Beginning of year                   $  10,505,521      9,726,767    9,668,323
  Additions during year
   Depreciation expense                   810,898        821,003      960,227
  Deductions during year
   Accumulated depreciation
       on property sold                       ---            ---     (786,592)
   Asset replacements charged
       to accumulated depreciation            ---        (42,249)    (115,191)

End of year                          $ 11,316,419     10,505,521    9,726,767

*The aggregate cost for federal income tax purposes is $39,816,989.


Wholly-owned managed properties with an aggregate cost of $37,485,342 are leased to tenants pursuant to lease agreements under which the Trust incurs normal real estate operating expenses associated with ownership. Yamaha Warehouse, a wholly-owned property with an aggregate cost of $2,197,937 is leased under a net lease agreement which requires the lessee to pay cash rental, property taxes and other expenses incurred in connection with the operation of the property.

On September 16, 1994, the Trust sold Midway Business Park, a 181,320 square foot office park located in Tucson, Arizona. The sale price was $4,800,000 from which the Trust paid selling expenses of $158,580 and retired mortgage indebtedness on the property of $3,141,973. Gain on the sale was $788,588.

3. Mortgage Loans Receivable

Mortgage loans receivable consist of notes received from financing property sales and are secured by the properties sold, subject to any underlying mortgage loans payable. Mortgage loans are stated net of unamortized discounts and deferred gains. The Trust received mortgage loans receivable of $1,650,000 as part of the consideration for the sales of Hickory Hills and College Square in 1990. Information regarding each mortgage is presented in the Schedule of Mortgage Loans Receivable below.

Schedule of Mortgage Loans Receivable
                                                                        Periodic Payment Terms

                                                                    Annual                Face Amount    Carrying
                                  Date      Stated     Final      Principal     Balloon   of Mortgage    Amount of
Property Description               of      Interest   Maturity   and Interest   Payment    Receivable     Mortgage
Name and Location of            Mortgage     Rate       Date                      at           at       December 31,
Property                                                                       Maturity   Acquisition       1996

Hickory Hills Shopping Center   12-21-90     9.5%     12-20-97   $  55,043   $  474,726    $  525,000     $  484,177
 Hillsville, Virginia

College Square Shopping Center  12-21-90     9.5%     12-20-97     117,949    1,017,270     1,125,000      1,035,906
 Jefferson City, Tennessee
                                                                   172,992    1,491,996     1,650,000      1,520,083
Deferred Gain                                                          ---          ---           ---       (259,157)

                                                                  $172,992   $1,491,996    $1,650,000     $1,260,926


The estimated fair value of mortgage notes receivable at December
31, 1996 was $1,552,397 compared to the carrying value of $1,520,083. The estimated fair value of mortgage notes receivable at December 31, 1995 was $1,616,938 compared to the carrying value of $1,547,249.

The fair values for mortgage loans receivable are estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans. The estimated fair value is greater than the carrying value as a result of the current interest rate applied to discount the cash flows being lower than the stated rate of the notes. The activity in mortgage loans receivable for the three years ended December 31, 1996 is summarized in the table below.

Mortgage Loans Receivable
                                             Years Ended December 31,
                                         1996             1995           1994
     Principal

Beginning of year                 $  1,547,249        1,571,962       1,594,444
   Deductions during year
      Principal collections             27,166         (24,713)        (22,482)

Balance at end of year              1,520,083*        1,547,249       1,571,962
Deferred gain                        (259,157)        (259,157)       (259,157)

Balance, net of deferred gain     $  1,260,926        1,288,092       1,312,805

*Represents the aggregate cost for federal income tax purposes.

4. Cash and Cash Equivalents

Cash and cash equivalents consist of cash of $116,280, a money market fund of $617,360, and commercial paper of $1,000,000. Information regarding the investments at December 31, 1996 are presented in the table below. The amount carried on the balance sheet approximates the market value. At December 31, 1995, cash and cash equivalents were $1,370,623 which also approximated the market value at that date.

Schedule of Cash and Cash Equivalents

                                                                  Cost at
                                        Maturity    Principal    December 31,
Type of Issue and Name of Issuer          Date        Amount        1996

   Money Market
Fidelity Investments,
   approximate average, 5.40%             demand    $  617,360    $  617,360

   Commercial Paper
Prudential Funding Corp., 5.31%          1/14/97    $1,000,000    $1,000,000


5. Transactions With Affiliates

The Trust has contracted with AEGON USA Realty Advisors, Inc. ("AEGON Realty Advisors") to provide administrative services for a base fee of 5/8% of the average gross real estate investment plus 1/4% of the monthly balance of mortgage loans receivable and an incentive fee of 20% of annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in subsequent years (subject to certain limits). Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). The administrative fee is limited to 1 1/2% of average quarterly net invested assets. The administrative agreement is for a one-year term, automatically renewed annually and cancellable by either party upon 90 days written notice. Amounts paid to AEGON Realty Advisors for administrative services were: $202,378 for 1996, $202,410 for 1995, and $219,982 for 1994. No incentive fees were paid in 1996, 1995 or 1994. Administrative fees of $50,595 in 1996, $50,603 in 1995, and $54,995 in 1994 were deferred, but may become payable in subsequent years. Cumulative deferred administrative fees were $509,104 as of December 31, 1996.

AEGON Realty Advisors also provides real estate acquisition and disposition services for the Trust. A negotiated fee of 2% to 4% of the cost is charged for properties acquired. No separate fee is charged for property dispositions. There were no acquisition fees paid in 1996, 1995 or 1994.

AEGON USA Realty Management, Inc. ("AEGON Realty Management"), a wholly-owned subsidiary of AEGON Realty Advisors, provides property management services to the Trust for a fee of 5% of the gross income of each managed property. The property management agreement is for a one-year term, automatically renewed annually and cancellable upon a 30-day written notice from either party. Amounts paid to AEGON Realty Management for property management services were $230,045 for 1996, $250,601 for 1995, and $277,945 for 1994. Pursuant to the property management agreement, on-site property management wages and salaries incurred by AEGON Realty Management were reimbursed by the Trust as follows: $19,354 for 1994. No wages and salaries were reimbursed by the Trust for 1996 or 1995.

AEGON Realty Advisors provides dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services to the Company for a quarterly fee of $1.25 per shareholder account, $.75 per shareholder account for distributions processed, $.50 per shareholder account for proxy tabulation, and such other compensation for services performed as from time to time agreed to by the parties. The Trust paid AEGON Realty Advisors $21,904, $22,112 and $23,000 in shareholder service fees for 1996, 1995, and 1994, respectively. AEGON Realty Advisors has subcontracted with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company, for delivery of these services.

On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., an affiliate of AEGON Realty Advisors, as part of a large transaction involving the transfer of loans and securities. Interest paid on the mortgage was $80,674 in 1996, $83,287 in 1995, and $85,646 in 1994. See Note
6 to the Financial Statements for information on the refinancing in February 1994 of the mortgage on Geneva Square with PFL Life Insurance Company ("PFL"), an affiliate of AEGON Realty Advisors which was extended on March 1, 1996. Interest paid on the mortgage was $236,477 in 1996, $233,351 in 1995, and $208,444 in
1994.

AEGON Realty Advisors is an indirect wholly-owned subsidiary of AEGON USA, Inc. which, through other wholly-owned subsidiaries, beneficially owns approximately 31% of the outstanding shares of the Trust at December 31, 1996.


6.  Mortgage Loans Payable

Mortgage loan obligations, secured by the real estate owned, carry annual interest rates ranging from 8.3% to 10.5%.

On January 31, 1995, the Trust prepaid one of the mortgage loans on First Tuesday Mall. The prepayment amount, including a 1% fee to the lender, was $1,147,526. The annual debt service on this mortgage was $229,068, including interest at 10%.
The mortgage loan on Geneva Square matured in February 1994 and was refinanced with a mortgage loan of $3,000,000 from PFL. In connection with the loan, a 1% origination fee ($30,000) was paid to PFL. On March 1, 1996 the Trust exercised an option to extend the loan for eight years at 8.30%. The loan may be prepaid without penalty any time prior to March 1, 1998 with yield maintenance required thereafter. The annual debt service is $260,295. Information regarding each mortgage is presented in the Schedule of Mortgage Loans on Real Estate below.


Schedule of Mortgage Loans on Real Estate


                                           Stated          Final
                             Date of      Interest       Maturity
Property Description          Note          Rate           Date
Managed
Kingsley Square                 2/77         10%             2/02
   Orange Park, FL
   (two loans)
                                8/75         10%             8/00

First Tuesday                   4/79       9.25%             4/04
   Carrollton, GA

Geneva Square                   2/94        8.3%             3/04
   Lake Geneva, WI

Mendenhall Commons              2/89      10.25%             3/99
   Memphis, TN

North Park Plaza                2/89       10.5%             3/99
   Phoeniz, AZ

Presidential Drive              2/80      10.25%             2/10
   Atlanta, GA

Net Leased
Yamaha Warehouse                12/90     10.125%             1/01
   Cudahy, WI

Sold**
College Square                  12/75      9.375%            12/99
   Jefferson City, IN



                                 Periodic Payment Terms

                          Annual         Balloon
                         Principal       Payment      Prepayment Penalty
                        and Interest    at Maturity   Provisions*
Property Description
Managed
Kingsley Square      $   76,370     $      ---    Feb. 96 to Feb. 97 penalty is
   Orange Park, FL                                6.5%, declining .5% per year
   (two loans)                                    to 4% thereafter
                        163,650            ---    5.0%

First Tuesday           115,128            ---    1.0%
   Carrollton, GA

Geneva Square            260,295      2,626,612    no penalty until 3/98,
   Lake Geneva, WI                                 thereafter, yield maintenance

Mendenhall Commons       462,396      3,930,120    Feb. 96 to Feb. 97 penalty is
   Memphis, TN                                     3%, declining 1% per year
                                                   thereafter

North Park Plaza         472,008      3,944,537    Feb. 96 to Feb. 97 penalty is
   Phoeniz, AZ                                     3%, declining 1% per year
                                                   thereafter

Presidential Drive       107,604            ---    Feb. 96 to Feb. 97 penalty is
   Atlanta, GA                                     2.0%, declining .5% per year
                                                   to 1% thereafter

                        1,657,451    10,501,269


Net Leased
Yamaha Warehouse          159,627     1,366,721   excess of loan rate over U.S.
   Cudahy, WI                                     Treasury Bill rate

                          159,627     1,366,721

Sold**
College Square            115,500           ---   1%
   Jefferson City, IN
                          115,500           ---
                       $1,932,578   $11,867,990


                                                         Carrying Amount of
                                       Face Amount            Mortgage at
                                        of Mortgage            Dec. 31,
Property Description                   at Acquisition            1996

Managed
Kingsley Square                  $      700,000           $     300,757
   Orange Park, FL
   (two loans)
                                      1,500,000                 484,655

First Tuesday                         1,120,000                 600,057
   Carrollton, GA

Geneva Square                         3,000,000               2,852,507
   Lake Geneva, WI

Mendenhall Commons                    4,300,000               4,041,421
   Memphis, TN

North Park Plaza                      4,300,000               4,052,331
   Phoeniz, AZ

Presidential Drive                      968,935                 772,244
   Atlanta, GA

                                     15,888,935              13,103,972

Net Leased
Yamaha Warehouse                      1,500,000               1,436,365
   Cudahy, WI

                                      1,500,000               1,436,365

Sold**
College Square                        1,100,000                 279,142
   Jefferson City, IN
                                      1,100,000                 279,142
                                    $18,488,935             $14,819,479

* Percentages are of the principal amount at time of prepayment.
** A wraparound mortgage loan receivable was received as part of the consideration from sale; the Trust continues to service the underlying mortgage payable.

The activity in mortgage loans payable for the three years ended
December 31, 1996 is summarized in the table below.

Mortgage Loans Payable
                                             Years Ended December 31,
                                     1996             1995            1994

     Principal
Beginning of year                 $15,271,385      16,860,244      20,422,351
  Additions during year
     New mortgage loan
        on refinancing                    ---             ---       3,000,000
  Deductions during year
     Principal payments              (451,906)       (452,695)       (585,070)
     Prepayments and maturities           ---      (1,136,164)     (2,835,064)
     Balance of mortgage loan on
        property sold                     ---             ---      (3,141,973)

Balance at end of year             14,819,479      15,271,385      16,860,244

    Discount
Beginning of year                         ---          (6,941)        (34,706)
  Deductions during year
     Amortization of discount             ---           6,941          27,765

Balance at end of year                    ---             ---          (6,941)

Balance, net of discount           $14,819,479      15,271,385     16,853,303

The estimated fair value of mortgage notes payable at December 31, 1996 was $15,590,221 compared to the carrying value of $14,819,479. The estimated fair value of mortgage notes payable at December 31, 1995 was $16,519,743 compared to the carrying value of $15,271,385. The fair values for mortgage loans payable are estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans. The estimated fair value exceeds the carrying value as a result of the current interest rate applied to discount the cash flows being lower than the stated rate of the mortgage notes.

Scheduled monthly payments will substantially amortize the principal balances of the mortgage loans over their respective terms with the exception of balloon payments at maturity. Amortized payments on the outstanding balances due in the next five years, including balloon repayments at maturity, are summarized as follows:

                   Amortized           Payments
    Year            Payments         at Maturity

    1997           $ 493,032             $      ---
    1998             543,569                    ---
    1999             457,969              7,874,657
    2000             322,972                    ---
    2001             241,048              1,366,721

7.  Leased Assets

The Trust is lessor of various properties as described in Note 2. Certain properties are leased to tenants under long-term, non-cancellable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are as follows:

       Year                 Amount

       1997              $ 3,572,390
       1998                2,879,860
       1999                2,487,310
       2000                2,121,019
       2001                1,938,043
     2002-2012             8,382,546

Contingent rentals included in income received in connection with operating leases were $101,446, $106,458, and $82,754 for the years ended December 31, 1996, 1995 and 1994, respectively. Such rentals are based principally on tenant sales in excess of stipulated minimums. In 1996, 1995, and in 1994, the Trust derived 10% or more of its revenue from the Kroger Company at Mendenhall Commons. The revenue from this tenant was $646,844 in 1996, $636,898 in 1995, and $647,180 in 1994.

In January 1996, P.W. Enterprises filed a Chapter 11 reorganization plan and closed its 63,146 square foot store at Geneva Square. The Trust filed a claim as an unsecured creditor for rents owned on the unexpired lease, and is entitled to receive approximately $255,000 as soon as funds are available to pay the claim. Due to the uncertainty of when or if anything might eventually be received by the Trust, nothing has been recorded in the accompanying financial statements.

In August 1994, Publix Supermarkets exercised an option to extend their lease for 34,400 square feet at Kingsley Square. The lease extension, effective February 11, 1995, has a term of five years and requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. Since Publix has not yet remodeled their store, it is unknown when, if at all, this amount will be paid and nothing concerning this payment has been recorded in the accompanying financial statements.

8.  Federal Income Taxes

The Trust conducts its operations so as to qualify as a real estate investment trust under the Internal Revenue Code which requires, among other things, that at least 95% of the Trust's taxable income be distributed to shareholders. The Trust has historically distributed all of its taxable income, and did so in 1996 as well. Distributions made in 1995 plus a portion of the Trust's first distribution in 1996 were used to meet the Internal Revenue Code distribution requirements for 1995. Accordingly, no provision has been made for federal income taxes since the Trust did not have taxable income after the deductions allowed for distributions to shareholders.

Certain property acquisitions have resulted in the basis of those properties being determined differently for financial accounting purposes than for income tax purposes. The differing methods of determination of basis in these transactions has resulted in the tax basis of certain properties being higher or lower than the financial basis. At December 31, 1996 the tax basis of real estate was $133,710 in excess of the financial basis.

9.  Legal Proceedings

The Trust is not a party to any pending legal proceedings which, in the opinion of management, are material to the Trust's financial position.

10.  Selected Quarterly Financial Data (Unaudited)

                                                                Quarter Ended                      Year Ended
           Year                           3/31           6/30          9/30          12/31            12/31
     1996

Revenue                              $  1,371,756     1,312,030      1,370,969      1,162,558         5,217,313
Earnings from operations             $    294,639       217,624        206,052        227,915           946,230
Net earnings                         $    294,639       217,624        206,052        227,915           946,230
Net earnings per share               $        .08           .06            .05            .06               .24


     1995

Revenue                              $  1,423,777     1,368,427      1,386,977      1,438,833         5,618,014
Earnings from operations             $    301,080       222,437        297,878        278,754         1,100,149
Net  earnings                        $    301,080       222,437        297,878        278,754         1,100,149
Net earnings per share               $        .08           .06            .08            .07               .28

     1994

Revenue                              $  1,651,674     1,582,681      1,581,086      1,364,054         6,179,495
Earnings from operations             $    247,328       196,185        212,863        278,229           934,605
Net gain on disposition of property           ---           ---        788,588            ---           788,588
Net earnings                         $    247,328       196,185      1,001,451        278,229         1,723,193
Net earnings per share               $        .06           .05            .26            .07               .44


Report of Independent Auditors

The Board of Trustees and Shareholders
USP Real Estate Investment Trust

We have audited the accompanying balance sheets of USP Real Estate Investment Trust as of December 31, 1996 and 1995, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USP Real Estate Investment Trust at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Ernst & Young LLP

Des Moines, Iowa
February 19, 1997

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Information About Directors (referred to herein as "Trustees")

Certain information about the nominees for Trustee appears below. (See "Item 13. Certain Relationships and Related Transactions" for a description of the Trust's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

GARY A. DOWNING, age 38, has served as a Trustee of the Trust since 1989. He is Managing Director of Raymond James &
Associates, Inc. (investment banking), St. Petersburg, Florida, where he has been employed since 1984. Mr. Downing is a member of the Audit Committee.

PATRICK E. FALCONIO, age 55, has served as Chairman of the Board and a Trustee of the Trust since 1988. He is Executive Vice President and Chief Investment Officer of AEGON USA, Inc. (insurance and financial services), Cedar Rapids, Iowa, where he has been employed since 1987. Mr. Falconio is a Director of AEGON USA Realty Advisors, Inc. and various other subsidiaries of AEGON USA, Inc. He is also Chairman of the Board of Directors of Cedar Income Fund, Ltd. (real estate investment company) and a Director of Firstar Bank Cedar Rapids, N.A. (commercial bank).

EDWIN L. INGRAHAM, age 70, has served as a Trustee of the Trust since 1984, and as Vice Chairman of the Board of Trustees since 1990. He retired in 1988 as Executive Vice President, Treasurer and Chief Investment Officer of AEGON USA, Inc., where he had been employed since 1982. He is a Director of Cedar Income Fund, Ltd. (real estate investment company). Mr. Ingraham is a member of the Audit Committee.

SAMUEL L. KAPLAN, age 60, has served as a Trustee of the Trust since 1983.  He has been engaged in the practice of law in
Minneapolis, Minnesota  as a member of the firm of Kaplan,
Strangis and Kaplan, P.A. since 1978.   Mr. Kaplan is a member of
the Audit Committee.

Information About Executive Officers

Certain information about the executive officers of the Trust who are not also nominees appears below. The term of office of each executive officer will expire at the Annual Meeting of the Board of Trustees which will follow the Annual Meeting of Shareholders. (See "Item 13. Certain Relationships and Related Transactions" for a description of the Trust's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

DAVID L. BLANKENSHIP, age 46, has served as President of the Trust since 1985. He has been employed by AEGON USA, Inc. since 1977 in various administrative and management positions related to real estate investment activities and is Chairman of the Board and President of AEGON USA Realty Advisors, Inc.

MAUREEN DEWALD, age 46, has served as Vice President of the Trust since 1986 and Secretary since 1985. She has been employed by AEGON USA, Inc. since 1983 as an attorney for real estate investment activities and is Senior Vice President, Secretary and General Counsel of AEGON USA Realty Advisors, Inc.

JEFFRY DIXON, age 43, has served as Director of Investor Relations and Assistant Secretary of the Trust since 1994. He has been employed by AEGON USA, Inc. since 1984 in real estate acquisition and mortgage lending activities and is a Portfolio Manager of AEGON USA Realty Advisors, Inc.

ALAN F. FLETCHER, age 47, has served as Treasurer of the Trust since 1986, as Vice President since 1985, as Assistant Secretary since 1982 and as principal financial officer since 1981. He has been employed by AEGON USA, Inc. since 1981 in various financial and administrative positions related to investment activities and is Senior Vice President and Chief Financial Officer of AEGON USA Realty Advisors, Inc.

ROGER L. SCHULZ, age 35, has served as Controller and Assistant Secretary of the Trust since 1995. He has been employed by AEGON USA, Inc. since 1985 in real estate accounting and financial reporting activities and is Manager - Financial Reporting for AEGON USA Realty Advisors, Inc.


Item 11.  Executive Compensation

During 1996, each Trustee, with the exception of Mr. Falconio, received an annual fee of $6,000 plus $750 for each regular or special meeting attended, as well as $400 per day for inspecting properties owned by the Trust and $400 for attendance at each committee meeting as a member, unless held in conjunction with a meeting of the Board of Trustees. Mr. Falconio has waived all fees for his services as a Trustee so long as he continues to be affiliated as an officer or director of AEGON USA, Inc. (see "Item 10. Directors and Executive Officers of the Registrant"). Total fees paid to all Trustees as a group were $29,250 for 1996.

The executive officers of the Trust receive no cash or deferred compensation in their capacities as such.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Trust to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Trust as of March 3, 1997.

Name and Address             Amount and Nature       Percent
of Beneficial Owner       of Beneficial Ownership    of Class

AEGON USA, Inc.                   1,197,260           30.86%
4333 Edgewood Road N.E.
Cedar Rapids, Iowa 52499

AEGON USA, Inc. is an indirect, wholly-owned subsidiary of AEGON
N.V., a holding company organized under the laws of The
Netherlands which is controlled by Vereninging AEGON, an association organized under the laws of The Netherlands. AEGON
USA, Inc. has sole voting and investment powers with respect to the above Shares.
Security Ownership of Management

The following table sets forth the number of Shares of the Trust beneficially owned as of March 3, 1997 by each Trustee, nominee, and officer and by all Trustees, nominees and officers as a group (9 persons). Except as otherwise indicated by footnote, the individuals have direct ownership of, and sole voting and investment power with respect to, any Shares beneficially owned by them. Under rules adopted by the Securities and Exchange Commission, transactions in Shares of the Trust are reportable by Trustees and officers on specified forms, and the Trust is required to disclose any known delinquent filings. A report on Form 5 was filed late for Mr. Downing, reporting 38 Shares acquired through the Trust's distribution reinvestment plan.

Name of                             Amount and Nature  Percent
Beneficial Owner                               of Beneficial Ownership
of Class

Gary A. Downing(1)                          505           *
Patrick E. Falconio(2)                1,199,260         30.91%
Edwin L. Ingraham                         1,500           *
Samuel L. Kaplan(3)                      10,000           *
David L. Blankenship(4)                   1,818           *
Maureen DeWald(5)                         7,943           *
Jeffry Dixon                                  0           *
Alan F. Fletcher(6)                       2,200           *
Roger L. Schulz                             100           *
Trustees, nominees and officers as a group1,223,326     31.53%

(1) Mr. Downing is the beneficial owner of 505 Shares held in an individual retirement account through the custodian of which he has sole voting and investment powers with respect to such Shares.
(2) Mr. Falconio may be deemed to be the beneficial owner of 1,197,260 Shares beneficially owned by AEGON USA, Inc. with respect to which he shares voting and investment powers (see "Item 10. Directors and Executive Officers of the Registrant"). Mr. Falconio disclaims beneficial ownership of such Shares. He may also be deemed to be the beneficial owner of 2,000 Shares owned by his wife.
(3) Mr. Kaplan may be deemed to be the beneficial owner of 1,500 Shares held in a profit sharing trust for his account. Such Shares are included in the 10,000 Shares above.
(4) Mr. Blankenship may be deemed to be the beneficial owner of 1,818 Shares held in custodial accounts for his children for which he has sole voting and investment powers.
(5) Ms. DeWald is the direct owner of 6,697 Shares for which she has sole voting and investment powers and may be deemed to be the beneficial owner of 1,246 Shares held in a custodial account for her daughter for which she has sole voting and investment powers.
(6) Mr. Fletcher is the direct owner of 600 Shares for which he has sole voting and investment powers and is the beneficial owner of 1,600 Shares held in an individual retirement account for which he has sole voting and investment powers through the custodian.

  *Such holdings represent less than one percent of the outstanding Shares.

Item 13.  Certain Relationships and Related Transactions.

The Trust has no employees and has contracted with various subsidiaries of AEGON USA, Inc. to provide administrative, advisory, acquisition, divestiture, property management and shareholder services to the Trust. A description of the relationships between AEGON USA, Inc. and its various subsidiaries and of such subsidiaries' agreements with the Trust follows. The description of the agreements which follows is qualified in its entirety by reference to the terms and provisions of such agreements. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between AEGON USA, Inc. and AEGON N.V.) Administrative, Advisory and Acquisition Services

AEGON USA Realty Advisors, Inc. ("AEGON Advisors"), is a wholly-owned subsidiary of AEGON USA, Inc. AEGON Advisors provides administrative, advisory, acquisition and divestiture services to the Trust pursuant to an Administrative Agreement. The term of the Administrative Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Agreement upon 90 days written notice. The performance of AEGON Advisors' duties and obligations under the Administrative Agreement has been guaranteed by AEGON USA, Inc.

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

AEGON Advisors receives fees for its administrative and advisory services as follows: (a) a base fee, payable monthly, equal to 5/8% per annum of the average monthly gross real estate investments of the Trust plus 1/4% per annum of the monthly outstanding principal balance of mortgage loans receivable; and
(b) an incentive fee, payable annually, equal to 20% of the annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in a subsequent year, up to a maximum of 30% of that year's revised cash flow from operations in excess of $.72 per share. Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). Notwithstanding the foregoing, the combined base and incentive fees cannot exceed the amount permitted by the limitation on operating expenses as provided in the Trust's Declaration of Trust, which limitation is essentially 1 1/2% of the Trust's average quarterly invested assets, net of depreciation. In addition, AEGON Advisors is to be paid a separately negotiated fee of not less than 2% nor more than 4% of the cost of each property acquired by the Trust as compensation for acquisition services furnished by it to the Trust. Administrative fees paid to AEGON Advisors for 1996 were $202,378. No acquisition fees were paid in 1996.

Management Services

AEGON USA Realty Management, Inc. ("AEGON Management"), is a wholly-owned subsidiary of AEGON Advisors. AEGON Management provides management services to the Trust pursuant to a Property Management Agreement. The term of the Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Agreement upon 30 days written notice. Under the Management Agreement, AEGON Management is obligated to (a) procure tenants and execute leases with respect to Trust properties which are not leased under net lease arrangements (the "Managed Properties"), (b) maintain and repair (at the Trust's expense) the Managed Properties, (c) maintain complete and accurate books and records of the operations of the Managed Properties, (d) maintain the Managed Properties in accordance with applicable government rules and regulations, licensing requirements and building codes, (e) collect all rents and (f) carry (at the Trust's expense) general liability, accident, fire and other property damage insurance. For these services, AEGON Management receives 5% of the gross income derived from the operation of the Managed Properties. Management fees paid to AEGON Management for 1996 were $230,045. Shareholder Services

AEGON Advisors provides shareholder services to the Trust pursuant to a Shareholder Services Agreement (the "Agreement"). Under the Agreement, AEGON Advisors is obligated to provide dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services for which AEGON Advisors receives the following fees: a quarterly fee of $1.25 per shareholder account based on the number of shareholder accounts (minimum $1,000 per quarter), a fee of $.75 per shareholder account for each dividend processed, a fee of $.50 per shareholder account for proxy tabulation, and such other compensation as from time to time agreed upon by the Trust and AEGON Advisors. Shareholder service fees paid to AEGON Advisors for 1996 were $21,904. AEGON Advisors has subcontracted for stock transfer and dividend disbursement services with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company.


Other

On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., a wholly-owned subsidiary of AEGON USA, Inc., as part of a large transaction involving the transfer of loans and securities. The terms of the mortgage loan remained the same. In February 1994, the Trust refinanced the existing mortgage loan on its Geneva Square property with a new mortgage loan from PFL Life Insurance Company ("PFL"), a wholly-owned subsidiary of AEGON USA, Inc. This $3,000,000 loan was obtained by the Trust on commercially competitive terms at a fixed interest rate of 8% and a 1% origination fee ($30,000) was paid to PFL in connection with the loan. The loan matured on March 1, 1996, and the Trust exercised an option to extend the loan for eight years at 8.30% based on commercially competitive terms
offered for comparable loans by PFL.   The loan may be prepaid
without penalty any time prior to March 1, 1998, yield maintenance is required thereafter.

The aggregate principal amount of the two mortgage loans described above as of December 31, 1996 was $3,624,751. The maximum principal amount of such mortgage indebtedness outstanding during 1996 was $3,678,901. The Trust paid $54,151 in principal and $317,151 in interest on such mortgage indebtedness for 1996.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) List of Documents

The following financial statements are included in Item 8:

1.  Financial Statements.

Balance Sheets, December 31, 1996 and 1995.
Statements of Earnings, Years Ended December 31, 1996, 1995, and 1994 Statements of Cash Flows, Years Ended December 31, 1996, 1995, and 1994 Statements of Shareholders' Equity, Years Ended December 31,
1996, 1995, and 1994.
Notes to Financial Statements.
Report of Independent Auditors.

2.  Financial Statement Schedules.

Financial Statement Schedules.  (Included in Notes to Financial
Statements)

(III)  Schedule of Real Estate and Accumulated Depreciation.Note
2
(IV)  Schedule of Mortgage Loans on Real Estate.           Note 6

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

(10)  Administrative Agreement currently in effect, dated
             January 1, 1984, incorporated herein by
             reference to Item 5, Exhibit (28) of Form 8-
             K dated January 1, 1984.

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

(b) No reports on Form 8-K were filed during the fourth quarter of 1996.

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


/s/ Roger L. Schulz
Roger L. Schulz
Controller
(principal accounting officer)

March 26, 1997



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



March 26, 1997
                          EXHIBIT INDEX



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