Form 10-Q
period 1997-03-31
USP REAL ESTATE INVESTMENT TRUST
filed 1997-05-13
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



  For the quarter ended March 31 ,1997    Commission file number 0-7589



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


The number of shares of beneficial interest of the registrant outstanding at May 13, 1997 was 3,880,000.


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                          March 31,           December 31,
                                                    1997              1996         1996

ASSETS
 Real Estate
  Land, buildings and improvements at cost        40,055,926     39,653,566    39,683,279
  Less accumulated depreciation                  (11,519,550)   (10,708,389)  (11,316,419)

 Net book value                                   28,536,376     28,945,177    28,366,860

 Mortgage loans receivable, net of deferred gain   1,253,723      1,281,540     1,260,926

  Real estate and mortgage loans receivable       29,790,099     30,226,717    29,627,786

 Cash and cash equivalents                         1,184,663      1,667,422     1,733,640
 Rents and other receivables                         487,282        577,501       443,800
 Prepaid and deferred expenses                       329,386        264,953       255,631
 Taxes held in escrow                                109,335         93,975       146,871

                                                  31,900,765     32,830,568    32,207,728


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Mortgage loans payable                           14,700,695     15,158,836    14,819,479
 Accounts payable and accrued expenses               675,041        760,195       730,591
 Distribution declared                               310,400        310,400       310,400
 Tenant deposits                                      76,387         82,237        74,217
 Other                                                70,160         24,029        57,779

                                                  15,832,683     16,335,697    15,992,466


Shareholders' Equity
 Shares of beneficial interest,
   $1 par value, 20,000,000
   shares authorized, 3,880,000
   shares issued and outstanding                   3,880,000      3,880,000     3,880,000
 Additional paid-in capital                       12,018,890     12,018,890    12,018,890
 Undistributed net earnings                          169,192        595,981       316,372
                                                  16,068,082     16,494,871    16,215,262

                                                  31,900,765     32,830,568    32,207,728


USP Real Estate Investment Trust
Statements of Earnings
(unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                1997              1996
REVENUE
  Rents                                       1,219,172       1,313,155
  Interest                                       58,250          58,601

                                              1,277,422       1,371,756

EXPENSES
  Property expenses:
    Real estate taxes                           179,565         195,093
    Repairs and maintenance                     115,293          62,099
    Utilities                                    35,565          28,632
    Management fee                               58,294          61,173
    Insurance                                    11,853          10,767
    Other                                        34,971          34,957

Property expenses, excluding depreciation       435,541         392,721
  Depreciation                                  203,131         202,868

Total property expenses                         638,672         595,589
Interest                                        365,278         378,208
Administrative fees                             110,252         103,320

                                              1,114,202       1,077,117

Net earnings                                    163,220         294,639

Net earnings per share                              .04             .08

Distributions to shareholders                   310,400         310,400

Distributions to shareholders per share             .08             .08



USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                     1,193,461     1,350,932
  Interest received                                      65,787        64,962
  Payments for operating expenses                      (641,012)     (333,987)
  Interest paid                                        (364,436)     (374,121)

    Net cash provided by operating activities           253,800       707,786

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans receivable      7,203         6,552
  Capital expenditures                                 (372,647)       (2,000)
  Other, net                                             (8,149)        7,410

    Net cash provided (used) by investing activities   (373,593)       11,962

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage loans payable         (118,784)     (112,549)
  Distributions paid to shareholders                   (310,400)     (310,400)

    Net cash used by financing activities              (429,184)     (422,949)


Net increase (decrease) in cash and cash equivalents   (548,977)      296,799
Cash and cash equivalents at beginning of period      1,733,640     1,370,623

Cash and cash equivalents at end of period            1,184,663     1,667,422

RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                            163,220       294,639
  Depreciation                                          203,131       202,868
  Amortization                                              842         4,087
  Decrease (increase) in rents and other receivables    (39,816)       43,614
  Decrease (increase) in prepaid and deferred expenses  (77,205)       17,789
  Decrease in taxes held in escrow                       37,536        48,803
  Increase (decrease) in accounts payable
    and accrued expenses                                (55,550)       95,462
  Increase in advance rents                              21,642           524

Net cash provided by operating activities               253,800       707,786


NOTES TO FINANCIAL STATEMENTS

Note 1: The unaudited Interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1996 Annual Report.

Note 2:   Shareholders' equity, December 31, 1996         16,215,262
          Net earnings                                       163,220
          Dividends to shareholders                         (310,400)
          Shareholders' equity, March 31, 1997            16,068,082

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust had net earnings of $163,220 ($.04 per share) for the three months ended March 31, 1997 compared to $294,639 ($.08 per share) for the same period a year ago. Funds from operations (earnings from operations plus depreciation) were $366,351 for 1997 compared to $497,507 for 1996. The decline in net earnings and funds from operations from 1996 to 1997 is due primarily to lower revenue and higher repairs and maintenance.

The Trust's rental income decreased by $94,000 from the first quarter of 1996. Rents at Geneva Square in Lake
Geneva, Wisconsin decreased by $83,000 due to P.W.
Enterprises vacating their space in January 1996 and MMM
Foods discontinuing their land lease rental payments in October 1996 as they closed their restaurant operation.
Rents decreased by $61,000 at Kingsley Square in Orange
Park, Florida primarily due to Luria's discontinuing their rent payments at the end of August 1996. The Trust has leased the space formerly occupied by Luria's to OfficeMax.
Capital expenditures for the OfficeMax space were $373,000 through March 31, 1997 and the Trust expects to incur an additional $377,000 to complete the project. Rental income at North Park increased by $41,000 due to higher percentage rents received in 1997 and an increase in occupancy.

Total property expenses excluding depreciation, as a percentage of rental income, increased from 30% in 1996 to 36% in 1997. Repairs and maintenance increased by $53,000 from 1996 due primarily to roof repairs and tenant remodeling expenses. Utilities have increased by 24% due to the vacancy created by P.W. Enterprises at Geneva. The Trust is now responsible for the utilities previously paid by P.W. Enterprises. The increase in repairs and maintenance and utilities was partially offset by a decrease in real estate taxes at Geneva Square and First Tuesday Mall in Carrollton, Georgia.

Yamaha Motor Corporation, the sole tenant at Yamaha
Warehouse in Cudahy, Wisconsin, has notified the Trust of their intent to exercise an option to renew their lease for one year. The one year lease option expires June 1998.
Yamaha has two more one-year lease options.

As reported in the 1996 annual report, Staples closed their store at North Park in February 1996 and assigned their lease to the developer of the new center where Staples relocated. The Trust recently learned that Safeway, the anchor tenant at North Park, has accepted assignment of the Staples lease and are studying the feasibility of expanding into the space which is adjacent to their existing space.

Capital resources of the Trust consist of equity in real estate investments and mortgage loans receivable.
Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($1,184,663 at March 31, 1997) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

As previously reported, the Board of Trustees has been exploring various strategic alternatives with the intent to maximize shareholder value. Raymond James & Associates,
Inc. has been engaged as financial advisor to assist the Trust with these ongoing efforts.

The Board of Trustees declared a first quarter distribution of $.08 per share, payable May 19, 1997 to shareholders of record May 9, 1997. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Trust's annual meeting of shareholders on April 28, 1997, 39% of the Trust's outstanding shares were represented (in person or by proxy). All four incumbent Trustees were re-elected to the Board of Trustees, with each receiving at least 97% of the vote for the shares represented. The vote tabulation for each Trustee was as follows:

Trustee                    Votes For        Votes Withheld
Gary A. Downing            1,476,941            41,140
Patrick E. Falconio        1,477,483            40,598
Edwin L. Ingraham          1,478,855            39,226
Samuel L. Kaplan           1,478,915            39,166

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USP REAL ESTATE INVESTMENT TRUST

/s/ Alan F. Fletcher
Alan F. Fletcher
Vice President and Treasurer
(principal financial officer)

/s/ Roger L. Schulz
Roger L. Schulz
Controller
(principal accounting officer)

Dated:  May 13, 1997