Form 10-Q
period 1997-06-30
USP REAL ESTATE INVESTMENT TRUST
filed 1997-08-01
CIK 102438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


   For the quarter ended June 30, 1997       Commission file number 0-7589


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

The number of shares of beneficial interest of the registrant outstanding at August 1, 1997 was 3,880,000.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                                June 30,                December 31,
                                                         1997             1996             1996
ASSETS
  Real Estate
    Land, buildings and improvements at cost          $  40,493,090       39,654,127       39,683,279
    Less accumulated depreciation                       (11,722,681)     (10,911,110)     (11,316,419)
  Net book value                                         28,770,409       28,743,017       28,366,860

  Mortgage loans receivable, net of deferred gain         1,246,348        1,274,830        1,260,926
    Real estate and mortgage loans receivable            30,016,757       30,017,847       29,627,786

  Cash and cash equivalents                                 845,581        1,906,079        1,733,640
  Rents and other receivables                               298,664          364,283          443,800
  Prepaid and deferred expenses                             355,956          273,391          255,631
  Taxes held in escrow                                      165,423          156,911          146,871

Total Assets                                          $  31,682,381       32,718,511       32,207,728


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loans payable                              $  14,578,979       15,048,529       14,819,479
  Accounts payable and accrued expenses                     683,640          777,385          684,145
  Due to affiliates                                          54,371           58,928           46,446
  Distibution declared                                      310,400          310,400          310,400
  Tenant deposits                                            76,473           85,808           74,217
  Other                                                      54,534           35,366           57,779
Total Liabilities                                        15,758,397       16,316,416       15,992,466

Shareholders' Equity
  Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                       3,880,000        3,880,000        3,880,000
  Additional paid-in capital                             12,018,890       12,018,890       12,018,890
  Undistributed net earnings                                 25,094          503,205          316,372
Total Shareholders Equity                                15,923,984       16,402,095       16,215,262

Total Liabilities & Shareholders' Equity              $  31,682,381       32,718,511       32,207,728


USP REAL ESTATE INVESTMENT TRUST
Statements of Earnings
(unaudited)

                                              Three Months Ended         Six Months Ended
                                                   June 30,                  June 30,

                                           1997        1996         1997         1996

REVENUE
  Rents                                   $1,184,094    1,249,922    2,403,266    2,563,077
  Interest                                    52,224       62,108      110,474      120,709
       Total revenue                       1,236,318    1,312,030    2,513,740    2,683,786


EXPENSES
  Property expenses:
    Real estate taxes                        170,571      190,808      350,136      385,901
    Repairs and maintenance                   73,637       72,632      188,930      134,731
    Utilities                                 33,440       28,984       69,005       57,616
    Management fee                            52,943       57,732      111,237      118,905
    Insurance                                 11,129       11,867       22,982       22,634
    Other                                     37,941       48,402       72,910       81,033
  Property expenses,
    excluding depreciation                   379,661      410,425      815,200      800,820
    Depreciation                             203,131      202,721      406,262      405,589
Total property expenses                      582,792      613,146    1,221,462    1,206,409
  Interest                                   362,431      373,895      727,709      752,103
  Administrative fee                          64,320       63,242      127,794      126,485
  Other administrative                        60,473       44,123      107,253       86,526
       Total expenses                      1,070,016    1,094,406    2,184,218    2,171,523

Net earnings                              $  166,302      217,624      329,522      512,263
Net earnings per share                    $      .04          .06          .08          .13

Distributions to shareholders             $  310,400      310,400      620,800      620,800
Distributions to shareholders per share   $      .08          .08          .16          .16


USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                            1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                       $ 2,542,813     2,807,075
  Interest received                                         118,011       123,172
  Payments for operating expenses                        (1,168,889)     (840,040)
  Interest paid                                            (726,026)     (747,175)
    Net cash provided by operating activities               765,909     1,343,032


CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans receivable         14,578        13,262
  Capital expenditures                                     (809,811)       (2,561)
  Other, net                                                  2,565        25,379
    Net cash provided (used) by investing activities       (792,668)       36,080


CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage loans payable             (240,500)     (222,856)
  Distributions paid to shareholders                       (620,800)     (620,800)
    Net cash used by financing activities                  (861,300)     (843,656)


Net increase (decrease) in cash and cash equivalents       (888,059)      535,456
Cash and cash equivalents at beginning of period          1,733,640     1,370,623
Cash and cash equivalents at end of period              $   845,581     1,906,079


RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                            $   329,522       512,263
  Depreciation                                              406,262       405,589
  Amortization                                                1,683         4,928
  Decrease in rents and other receivables                   148,120       241,706
  Decrease (increase) in prepaid and deferred expenses     (107,510)       16,344
  Increase in taxes held in escrow                          (18,552)      (14,133)
  Increase (decrease) in accounts payable
    and accrued expenses                                       (505)      219,556
  Increase (decrease) in due to affiliates                    7,925       (47,976)
  Increase (decrease) in advance rents                       (1,036)        4,755
Net cash provided by operating activities               $   765,909     1,343,032

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

Note 2:   Shareholders' equity, December 31, 1996    $16,215,262
            Net earnings                                 329,522
            Distribution to shareholders                (620,800)
          Shareholders' equity, June 30, 1997        $15,923,984

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust's net earnings for the three and six months ended June 30, 1997 were $166,302 ($.04 per share) and $329,522 ($.08 per share), respectively, compared to $217,624 ($.06 per share) and $512,263 ($.13 per share) for the same periods in 1996. The decline in net earnings from 1996 to 1997 is due primarily to lower revenue and higher repairs and maintenance expenses.

The Trust's rental income for the first six months of 1997 was $160,000 lower than the first six months of 1996. Rents at Geneva Square in Lake Geneva, Wisconsin decreased by $96,000 mainly due to P.W. Enterprises vacating their space in January 1996 and MMM Foods discontinuing their land lease rental payments in October 1996. Rents decreased by $115,000 at Kingsley Square in Orange Park, Florida primarily due to Luria's discontinuing their rent payments at the end of August 1996. The Trust has leased the space formerly occupied by Luria's to OfficeMax. Rental income at North Park Plaza in Phoenix, Arizona increased by $38,000 primarily due to percentage rents received in 1997 and a slight increase in occupancy.

Total property expenses excluding depreciation, as a percentage of rental income, increased from 31% in 1996 to 34% in 1997. Repairs and maintenance increased by $54,000 from 1996 due primarily to tenant remodeling expenses and roof repairs. Utilities have increased by 20% because the Trust is now responsible for the cost of utilities previously paid by P.W. Enterprises at Geneva Square. The increase in repairs and maintenance and utilities was partially offset by a decrease in real estate taxes at all of the Trust's properties. Other administrative expenses increased due to legal and consulting expenses related to the effort to explore strategic alternatives for the Trust.

Capital expenditures through June 30, 1997 were $773,000 to move in OfficeMax at Kingsley Square and nearly $37,000 for parking lot improvements at Presidential Drive Business Park in Atlanta, Georgia. These projects will be completed in the third quarter of 1997 with an estimated additional cost of $8,000. Other proposed capital projects of approximately $200,000 have not yet been started.

As reported in the 1996 annual report, Staples closed their store at North Park in February 1996 and assigned their lease to the developer of the new center where Staples relocated. Safeway, the anchor tenant at North Park, has accepted assignment of the Staples lease and is studying the feasibility of expanding into the space which is adjacent to their existing space. Yamaha Motor Corporation, the sole tenant at Yamaha Warehouse in Cudahy, Wisconsin, exercised an option to renew their lease for one year. The one year lease option expires June 1998. Yamaha has two additional one-year lease options. Belk Rhodes, an anchor tenant at First Tuesday Mall in Carrollton, Georgia, recently vacated their space but is expected to continue paying rent until their lease expires in September 1998.

Capital resources of the Trust consist of equity in real estate investments and mortgage loans receivable. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($845,581 at June 30, 1997) as well as cash flow from continued operation of the Trust's real estate portfolio, considered sufficient to meet current obligations which include capital expenditures.

As previously reported, the Board of Trustees has been exploring various strategic alternatives with the intent to maximize shareholder value. Raymond James & Associates, Inc. has been engaged as financial advisor to assist the Trust with these ongoing efforts.

The Board of Trustees declared a second quarter distribution of $.08 per share, payable August 18, 1997 to shareholders of record August 5, 1997. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees. The recent declines in occupancy, rents, earnings, and cash flow are being closely monitored for their impact on the Trust's liquidity, financial condition and quarterly distributions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USP REAL ESTATE INVESTMENT TRUST

/s/ Alan F. Fletcher
Alan F. Fletcher
Senior Vice President and Treasurer
(chief financial officer)

/s/ Roger L. Schulz
Roger L. Schulz
Controller
(principal accounting officer)

Dated:  August 1, 1997