Form 10-Q
period 1997-09-30
USP REAL ESTATE INVESTMENT TRUST
filed 1997-11-13
CIK 102438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



    For the quarter ended September 30, 1997       Commission file number 0-7589



              USP  REAL  ESTATE  INVESTMENT  TRUST
     (Exact name of registrant as specified in its charter)



                     Iowa                                42-6149662
(State or other jurisdiction of incorporation         (I.R.S. Employer
               or organization)                     Identification No.)


  4333 Edgewood Road N.E., Cedar Rapids, IA                52499
   (Address of principal executive offices)              (Zip Code)


 Registrant's telephone number, including area code:  (319) 398-8975


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


The number of shares of beneficial interest of the registrant outstanding at November 13, 1997 was 3,880,000

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                              September 30,            December 31,
                                                           1997           1996              1996

ASSETS
  Real estate
    Land, buildings and improvements at cost        $   40,695,104      39,654,127      39,683,279
    Less accumulated depreciation                      (11,922,726)    (11,113,764)    (11,316,419)
                                                        28,772,378      28,540,363      28,366,860

  Mortgage loans receivable, net of deferred gain        1,238,796       1,267,960       1,260,926
    Real estate and mortgage loans receivable           30,011,174      29,808,323      29,627,786

  Cash and cash equivalents                                502,324       1,837,689       1,733,640
  Rent and other receivables                               371,494         497,077         443,800
  Prepaid and deferred expenses                            340,302         245,416         255,631
  Taxes held in escrow                                      97,160          95,134         146,871

  Total Assets                                      $   31,322,454      32,483,639      32,207,728


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loans payable                            $   14,454,257      14,935,400      14,819,479
  Accounts payable and accrued expenses                    698,118         757,226         684,145
  Due to affiliates                                         43,954          69,212          46,446
  Distribution declared                                    310,400         310,400         310,400
  Tenant deposits                                           71,235          77,232          74,217
  Other                                                     64,801          36,422          57,779
  Total Liabilities                                     15,642,765      16,185,892      15,992,466

Shareholders' Equity
  Shares of beneficial interest,
    $1 par value, 20,000,000
    shares authorized, 3,880,000
    shares issued and outstanding                        3,880,000       3,880,000       3,880,000
  Additional paid-in capital                            11,799,689      12,018,890      12,018,890
  Undistributed net earnings                                   ---         398,857         316,372
  Total Shareholders' Equity                            15,679,689      16,297,747      16,215,262

  Total Liabilities and Shareholders' Equity        $   31,322,454      32,483,639      32,207,728


USP Real Estate Investment Trust
Statements of Earnings
(Unaudited)

                                                      Three Months Ended      Nine Months Ended
                                                         September 30,            September 30,
                                                      1997         1996        1997         1996
REVENUE
  Rents                                         $    1,200,960   1,302,684   3,604,226    3,865,761
  Interest                                              49,495      68,285     159,969      188,994
Total Revenue                                        1,250,455   1,370,969   3,764,195    4,054,755

EXPENSES
Property expenses:
  Real estate taxes                                    170,150     168,775     520,286      554,676
  Repairs and maintenance                              191,353     128,782     380,283      263,513
  Utilities                                             25,963      32,145      94,968       89,761
  Management fee                                        55,980      60,633     167,217      179,538
  Insurance                                             12,039      11,922      35,021       34,556
  Other                                                 35,277      88,557     108,187      169,590
Property expenses, excluding depreciation              490,762     490,814   1,305,962    1,291,634
  Depreciation                                         200,045     202,654     606,307      608,243
Total property expenses                                690,807     693,468   1,912,269    1,899,877
Interest                                               359,525     371,173   1,087,234    1,123,276
Administrative fees                                     64,536      63,238     192,330      189,723
Other administrative                                    69,482      37,038     176,735      123,564
Total Expenses                                       1,184,350   1,164,917   3,368,568    3,336,440

Net earnings                                    $       66,105     206,052     395,627      718,315

Net earnings per share                          $          .02         .05         .10          .19

Distributions to shareholders                   $      310,400     310,400     931,200      931,200

Distributions to shareholders per share         $          .08         .08         .24          .24


USP Real Estate Investment Trust
Statements of Cash Flows
(unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                  1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                                           $   3,675,732   3,976,232
  Interest received                                                               167,506     192,370
  Payments for operating expenses                                              (1,677,658) (1,365,146)
  Interest paid                                                                (1,084,710) (1,117,506)
    Net cash provided by operating activities                                   1,080,870   1,685,950

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans receivable                               22,130      20,132
  Capital expenditures                                                         (1,011,825)     (2,561)
  Other, net                                                                      (26,069)     30,730
    Net cash provided (used) by investing activities                           (1,015,764)     48,301

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on mortgage loans payable                                   (365,222)   (335,985)
  Distributions paid to shareholders                                             (931,200)   (931,200)
    Net cash used by financing activities                                      (1,296,422) (1,267,185)

Net increase (decrease) in cash and cash equivalents                           (1,231,316)    467,066
Cash and cash equivalents at beginning of period                                1,733,640   1,370,623
Cash and cash equivalents at end of period                                  $     502,324   1,837,689

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                                                $     395,627     718,315
  Depreciation                                                                    606,307     608,243
  Amortization                                                                      2,524       5,770
  Decrease in rent and other receivables                                           76,965     115,244
  Decrease (increase) in prepaid and deferred expenses                            (63,823)     30,426
  Decrease in taxes held in escrow                                                 49,711      47,644
  Increase  in operating accounts payable
    and accrued expenses                                                           13,973     130,771
  Increase (decrease) in due to affiliates                                         (2,492)     30,934
  Increase (decrease) in advance rents                                              2,078      (1,397)
Net cash provided by operating activities                                   $   1,080,870   1,685,950

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

Note 2:   Shareholders' equity, December 31, 1996                $       16,215,262
                  Net earnings                                              395,627
                  Distributions to shareholders                            (931,200)
                  Shareholders' equity, September 30, 1997       $       15,679,689

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust's net earnings for the three and nine months ended September 30, 1997 were $66,105 ($.02 per share) and $395,627 ($.10 per share), respectively, compared to $206,052 ($.05 per share) and $718,315 ($.19 per share) for the same periods in 1996. The decline in net earnings from 1996 to 1997 is due primarily to lower revenue and higher repairs and maintenance expenses.

The Trust's rental income for the first nine months of 1997 was $262,000 lower than the first nine months of 1996. Rents at Geneva Square in Lake Geneva, Wisconsin decreased by $145,000 mainly due to P.W. Enterprises vacating their space in January 1996 and MMM Foods discontinuing their land lease rental payments in October 1996. Rents decreased by $151,000 at Kingsley Square in Orange Park, Florida primarily due to Luria's discontinuing their rent payments at the end of August 1996. The Trust has leased the space formerly occupied by Luria's to OfficeMax, which is now moved in and beginning to pay rent. Rental income at Presidential Drive in Atlanta, Georgia increased by $35,000 due to a cash settlement pertaining to delinquent rents received from a tenant in the third quarter of 1997. The decrease in interest income is due to a lower balance of funds available for investment.

Total property expenses excluding depreciation, as a percentage of rental income, increased from 33% in 1996 to 36% in 1997. Repairs and maintenance increased by $117,000 from 1996 due primarily to tenant remodeling expenses along with parking lot and roof repairs. The increase in repairs and maintenance was partially offset by a decrease in real estate taxes for all of the Trust's properties. Other administrative expenses increased due to legal and consulting expenses related to the effort to explore strategic alternatives for the Trust.

Capital expenditures through September 30, 1997 were $1,012,000 which primarily included $771,000 to move in OfficeMax at Kingsley Square and $177,000 for parking lot and sidewalk improvements at First Tuesday Mall in Carrollton, Georgia and at Presidential Drive.

As reported in the 1996 annual report, Staples closed their store at North Park in Phoenix, Arizona in February 1996 and assigned their lease to the developer of the new center where Staples relocated. Safeway, the anchor tenant at North Park, has accepted assignment of the Staples lease and is studying the feasibility of expanding into the space. As previously reported, Yamaha Motor Corporation, the sole tenant at Yamaha Warehouse in Cudahy, Wisconsin, exercised an option to renew their lease for one year. The one year lease option expires June 1998. Yamaha has two additional one-year lease options. Belk Rhodes, an anchor tenant at First Tuesday recently vacated their space but is expected to continue paying rent until their lease expires in September 1998.

Capital resources of the Trust consist of equity in real estate investments and mortgage loans receivable. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($502,324 at September 30, 1997) as well as cash flow from the continued operation of the Trust's real estate portfolio, considered sufficient to meet current obligations which include capital expenditures.

As previously reported, the Board of Trustees has been exploring various strategic alternatives with the intent to maximize shareholder value. Raymond James & Associates, Inc. has been engaged as financial advisor to assist the Trust with these ongoing efforts.

The Board of Trustees declared a third quarter distribution of $.08 per share, payable November 17, 1997 to shareholders of record November 7, 1997. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees. The recent declines in occupancy, rents, earnings, and cash flow are being closely monitored for their impact on the Trust's liquidity, financial condition and quarterly distributions.

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





Dated:  November 13, 1997