Form 10-K
period 1997-12-31
USP REAL ESTATE INVESTMENT TRUST
filed 1998-03-27
CIK 102438

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number 0-7589


              USP  REAL  ESTATE  INVESTMENT  TRUST
     (Exact name of registrant as specified in its charter)

                   Iowa                                     42-6149662
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

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

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 3, 1998 was $12,203,931.

The number of shares of beneficial interest of the registrant outstanding at March 3, 1998 was 3,880,000.

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

The Trust has no employees as all services necessary to conduct the day-to-day operations are performed by AEGON USA Realty
Advisors, Inc. ("AEGON Realty Advisors") and its affiliates.
(See Note 6 to the Financial Statements.)

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

Source of Funds and Financing

The principal source of funds for investment by USP was $25 million in proceeds from its initial public offering of shares. The Trust ceased the issuance of shares from this offering in 1978. The Trust completed a secondary offering of its shares in 1988, raising nearly $10 million. Since substantially all of the Trust's net income must be distributed to shareholders in order to qualify as a real estate investment trust, USP has relied primarily on cash generated from operations and property sales in excess of shareholder distributions, along with long-term borrowings secured by mortgages on specific properties, to finance real estate investments. Outstanding indebtedness of USP may not, according to the Declaration of Trust, exceed four hundred percent of the Trust's net assets (shareholders' equity plus accumulated depreciation). The aggregate principal amount of long-term mortgage indebtedness and net assets of the Trust as of December 31, 1997 were $14,140,584 and $27,992,700, respectively.

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

Mortgage Loans Receivable

In December 1990, the Trust sold Hickory Hills Shopping Center in Hillsville, Virginia and College Square Shopping Center in Jefferson City, Tennessee. The Trust provided mortgage loan financing for these sales in the amount of $525,000 for Hickory Hills and $1,125,000 for College Square. The loans matured on December 20, 1997 and had yielded 9.5% to the Trust. Upon collection of the remaining principal balance of these loans in December 1997, the Trust assigned the underlying mortgage loan payable on College Square (which matures in December 1999) to the mortgagee. As a result of the assignment, the payoff on the College Square mortgage loan receivable was reduced by the outstanding mortgage balance on the underlying College Square mortgage loan payable.

Competition

USP's portfolio competes with other similar properties in its respective markets, some of which are newer than the USP properties. A strengthening U.S. economy, a low level of commercial real estate construction, and strong leasing efforts were factors resulting in a strong occupancy of Trust properties during the last three years. Overall leased occupancy for the entire portfolio was 87% at December 31, 1997, compared to 88% at December 31, 1996 and 96% at December 31, 1995.


Item 2.  Properties

Real Estate Investments

The Trust has direct ownership of seven commercial real estate properties. These real estate investments are diversified geographically with 59% of the portfolio located in the Southeast, 21% in the Southwest and 20% in the Great Lakes Region based on the cost of the properties.

Properties owned by the Trust are leased to tenants either on a managed basis or under net lease arrangements. As the owner of managed property the Trust receives gross rentals and incurs operating expenses, such as property taxes, insurance, repairs, maintenance and common area utilities. Under net lease arrangements, the tenant, rather than the Trust, pays all operating expenses related to the leased premises. At December 31, 1997, six commercial properties were being leased on a managed basis and one property was leased on a net lease basis.

The six managed commercial properties consisted of five shopping centers and one business park. Managed commercial properties comprised 95% of the Trust's investment portfolio in 1997, 1996, and in 1995. Managed commercial properties provided 89% of USP's annual revenue in 1997, compared to 88% in 1996 and 89% in 1995. All managed properties have at least one tenant representing 20% or more of the revenue from that property. The Kroger Company at Mendenhall Commons in Memphis, Tennessee and Safeway at North Park Plaza in Phoenix, Arizona each represent approximately 12% of the total revenue of the Trust under leases expiring in 2012 and 2003, respectively.

The net leased property is an office/warehouse which represented approximately 5% of the Trust's investment portfolio in 1997, 1996, and in 1995, and generated 7% of the Trust's annual revenue in 1997 and in 1996, compared to 6% in 1995. Trust properties and operations are summarized in the table on the next page.

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

                                Real Estate Cost
                                at December 31,                    1997 Revenue
                                      1997


                                     Amount        Percent      Amount      Percent

Managed
Kingsley Square
   Orange Park, Florida              $ 5,743,758          14%  $  599,859         12%
First Tuesday Mall
   Carrollton, Georgia                 7,140,303          18      898,781         18
Geneva Square
   Lake Geneva, Wisconsin              6,213,974          15      510,665         10
Mendenhall Commons
   Memphis, Tennessee                  8,795,032          22    1,012,096         20
North Park Plaza
   Phoenix, Arizona                    8,680,330          21    1,049,077         21
Presidential Drive
   Atlanta, Georgia                    1,922,882           5      368,218          8


                                      38,496,279          95    4,438,696         89

Net Leased
Yamaha Warehouse
   Cudahy, Wisconsin                   2,197,937           5      364,098          7


Trust Operations                             ---         ---      209,293          4


                                     $40,694,216         100%  $5,012,087       100%

                                               Largest Tenant
                                                                                     Percent of      Percent of
                                       Name of            Lease                       Property         Trust
                                        Tenant          Expiration      Revenue       Revenue         Revenue

Managed
Kingsley Square
   Orange Park, Florida          Publix Super Markets      2000            $117,637         20%            2%
First Tuesday Mall
   Carrollton, Georgia           Winn Dixie                2004             189,690          21             4
Geneva Square
   Lake Geneva, Wisconsin        Roundy's                  2001             228,082          45             5
Mendenhall Commons
   Memphis, Tennessee            Kroger                    2012             587,097          58            12
North Park Plaza
   Phoenix, Arizona              Safeway                   2003             581,028          55            12
Presidential Drive
   Atlanta, Georgia              H. S. Photo               2000              72,208          20             1

                                                                          1,775,742                        36

Net Leased
Yamaha Warehouse
   Cudahy, Wisconsin             Yamaha Motor Corp.        1998             364,098         100             7

Trust Operations

                                                                         $2,139,840                       43%

Recent Transactions

L. Luria and Sons (Luria's) had occupied 23,587 square feet at Kingsley Square in Orange Park, Florida until it discontinued operations there in March 1995. Luria's continued to honor its lease obligations, which expire in March 2010, until paying the August 1996 rent, after which they discontinued making further rent payments. Accordingly, the Trust took legal steps to terminate Luria's right to possession of the premises and has since been successful in locating a replacement tenant for the Luria's space. While the Trust continues to pursue a legal remedy for unpaid rents from Luria's, OfficeMax has begun occupancy by signing a fifteen year lease dated September 1996 with four five-year options. The Trust incurred lease commissions and tenant improvements of approximately $868,000 in order to place OfficeMax in this space.

The Trust previously reported that in January 1996, P.W. Enterprises filed a Chapter 11 reorganization plan and closed its 63,146 square foot store, representing 44% of the square feet at Geneva Square in Lake Geneva, Wisconsin. The Trust filed a claim as an unsecured creditor, limited by law to 15% of the rents owed for the unexpired lease term, and agreed to accept a 70% payout in order to gain priority within our creditor class. As a result, the Trust was entitled to receive $255,000 as soon as funds were available to pay the claim. The Trust received $7,000 in May 1997. In February 1998, the Trust received the final settlement of $248,000. The size of this space at Geneva Square, in relation to the demographics of the Lake Geneva real estate market, continues to hinder the Trust's ability to locate a suitable replacement tenant for this vacant space.

As reported in the 1996 Annual Report, Staples, Inc. at North Park Plaza in Phoenix, Arizona closed its 18,000 square foot store in February 1996 and moved to a new center in the metro area. Staples assigned their lease, which runs through July 2003, to the developer of the new center. In 1997, Safeway, the anchor tenant at North Park, accepted assignment of the Staples lease and is studying the feasibility of expanding into the space.

At First Tuesday Mall in Carrollton, Georgia, the Trust has a lease with Belk Rhodes Co. for 49,836 square feet. In 1997, Belk Rhodes vacated their space but is expected to continue paying rent until their lease expires in September 1998. The Trust is attempting to secure a new tenant for this space.

At Kingsley Square in Orange Park, Florida, the Trust has a lease with Publix Super Markets for 34,400 square feet. The Trust has received written notice from Publix that they plan to close their store between December 1998 and February 1999 as they are moving to a new location. The Trust anticipates receiving rent from Publix for the remainder of the lease term, which expires in February 2000.

The Yamaha Warehouse facility in Cudahy, Wisconsin has a lease with Yamaha Motor Corporation (Yamaha), its sole tenant. The lease expires in June 1998. Yamaha has options to extend the lease for two additional one-year periods by giving the Trust ninety days written notice. At the time of this report, Yamaha has not indicated their intent to renew. The Trust expects to receive written confirmation by the end of March 1998.

The portfolio operating results in the forthcoming year will greatly depend upon all tenants continuing to pay their rent and the Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

As previously reported, the Board of Trustees has been exploring various strategic alternatives with the intent to maximize shareholder value. Raymond James & Associates, Inc. has been engaged as financial advisor to assist the Trust with these ongoing efforts. While a number of possibilities are currently being considered, there is no assurance any transaction will be consummated.


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

Identification of Market and Price Range

At March 3, 1998, the Trust had 3,880,000 shares of beneficial interest issued and outstanding to 2,013 shareholders of record. The Trust's shares of beneficial interest are traded over-the-counter on The Nasdaq Stock Market under the symbol USPTS. At March 3, 1998, the Trust's per share high and low sales prices were $4.6875 and $4.5625, respectively, as obtained from Wedbush/Morgan Securities, Inc., Newport Beach, California, Stifel Nicolaus, St. Louis, Missouri, and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Trust. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Market Price Range

                             Over-the-Counter Sales Prices
Quarter Ended                High         Low         Close
     1997
March 31                     4 11/16     4 1/8         4 1/2
June 30                      4 3/4       3 7/8         4 5/8
September 30                 5           4 1/4         4 5/8
December 31                  5 3/8       4             4 1/8

     1996
March 31                     4 5/8       3 5/8         3 3/4
June 30                      4           3 3/8         3 3/4
September 30                 4           3 1/2         3 7/8
December 31                  4 1/2       3 3/4        4 3/16


Income Tax Information

The percentages indicated below, multiplied by the amount of distributions received or reinvested during the year, result in the amount to be reported for income tax purposes. A Form 1099 is mailed to shareholders at the end of each year reflecting the distributions paid by the Trust in that year.

Dividend Character

                                1997        1996       1995
Ordinary
   Income                       50.75%     86.10%     100.00%
Capital
   Gains                           ---        ---         ---
Return of
   Capital                      49.25%     13.90%         ---
Total                          100.00%    100.00%     100.00%
Distributions paid,
   per share                      $.32       $.32        $.30


Advisor

AEGON USA Realty Advisors, Inc.
Cedar Rapids, Iowa


Property Manager

AEGON USA Realty Management, Inc.
Cedar Rapids, Iowa


Stock Transfer and Dividend Reinvestment Agent

USP Real Estate Investment Trust
c/o Boston EquiServe, L.P.
P.O. Box 8200
Boston, MA  02266-8200
Telephone:  1-800-426-5523


10-K Information

The 1997 Form 10-K filed with the Securities and Exchange Commission (exclusive of certain exhibits) is available without charge upon written request to Roger L. Schulz, Controller, USP Real Estate Investment Trust, 4333 Edgewood Road N.E., Cedar Rapids, Iowa 52499-5441.


Item 6.  Selected Financial Data

Years Ended December 31                           1997          1996           1995          1994           1993


Revenue                                        $  5,012,087     5,217,313      5,618,014     6,179,495       6,272,463

Earnings from Operations                       $    637,129       946,230      1,100,149       934,605         715,746
Net Gain on Sale or Disposition of Property    $    259,157                          ---       788,588             ---
                                                                      ---

Net Earnings                                   $    896,286       946,230      1,100,149     1,723,193         715,746

Distributions to Shareholders                  $  1,241,600     1,241,600      1,202,800     1,008,800         931,200

Per Share*
   Earnings from Operations                    $        .16           .24            .28           .24             .18
   Basic and Diluted Net Earnings              $        .23           .24            .28           .44             .18
   Distributions to Shareholders               $        .32           .32            .31           .26             .24

Real Estate and Mortgage
   Loans Receivable                            $ 28,571,464    29,627,786     30,434,137    31,237,604      35,782,150

Total Assets                                   $ 31,104,418    32,207,728     32,853,270    34,333,593      37,487,867

Mortgage Loans Payable                         $ 14,140,584    14,819,479     15,271,385    16,853,303      20,387,645

Total Liabilities                              $ 15,234,470    15,992,466     16,342,638    17,720,310      21,588,977

Shareholders' Equity                           $ 15,869,948    16,215,262     16,510,632    16,613,283      15,898,890

*Per share amounts for Earnings from Operations and Basic and Diluted Net Earnings are based on the weighted average number of shares outstanding for each period. Per share amounts for Distributions to Shareholders are based on the actual number of shares outstanding on the respective record dates.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The discussion that follows should be read in the general context of the discussion in "Item 1. Business" and "Item 2. Properties."

Results of Operations

The Trust owns shopping centers, an office park and an office warehouse facility in seven U.S. cities. The Trust's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of December 31, 1997, the combined leased occupancy of the Trust's seven properties was 87%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

1997 compared to 1996
The Trust's net earnings for the year ended December 31, 1997 were $896,286 ($.23 per share) compared to $946,230 ($.24 per share) for the year ended December 31, 1996. The net earnings for 1997 include a realized gain on sale of $259,157 ($.07 per share), previously deferred from the installment sale of College Square Shopping Center in 1990. (All per share amounts are on a basic and diluted basis.) The decrease in net earnings from 1996 to 1997 was primarily due to lower revenue and an increase in repairs and maintenance expenses.

Rental income was $4,802,974 in 1997 compared to $4,965,259 in 1996. This decline of $162,285 was primarily due to several tenants who experienced financial difficulties and vacated their space. Rental income declined by $171,000 at Geneva Square in Lake Geneva, Wisconsin and by $103,000 at Kingsley Square in Orange Park, Florida. Rents at Geneva Square decreased primarily due to P.W. Enterprises filing a Chapter 11 reorganization plan and vacating their space in January 1996 and MMM Foods discontinuing their land lease rental payment in October 1996. Rents decreased at Kingsley Square primarily due to Luria's discontinuing their rent payments at the end of August 1996. The Trust has leased the space formerly occupied by Luria's to OfficeMax, which began paying rent in May 1997. The reduction in rental income from the above properties was partially offset by an increase in rents at Mendenhall Commons Shopping Center in Memphis, Tennessee and Presidential Drive Business Park in Atlanta, Georgia due to an increase in expense recoveries (additional rents) and fewer rent write-offs.

Interest income was $209,113 in 1997 compared to $252,054 in 1996, a decrease of 17%, due to a lower balance of funds available for investment.

Property expenses before depreciation were $1,705,298 in 1997 compared to $1,609,749 in 1996, representing 36% of rental income for 1997 and 32% of rental income for 1996. Repairs and maintenance increased by $171,000 or 45% due to tenant remodeling expenses along with parking lot, sidewalk, and roof repairs. The increase in repairs and maintenance was partially offset by a decrease in other property expenses which declined from $236,000 in 1996 to $153,000 in 1997. The decline in other property expenses in 1997 was primarily due to substantial legal fees incurred in 1996 related to the bankruptcy of P.W. Enterprises, litigation with former tenants, property appraisals and various consulting expenses.

Interest expense declined by $48,000 from 1996 to 1997 due to the normal amortization of mortgage loans payable. Other administrative expenses increased by $58,000 due to the engagement of Raymond James and Associates as financial advisor to assist the Trust with its ongoing efforts to maximize shareholder value, and legal expenses in relation to these efforts.

In December 1990, the Trust sold Hickory Hills Shopping Center in Hillsville, Virginia and College Square Shopping Center in Jefferson City, Tennessee. The Trust provided mortgage loan financing for these sales in the amount of $525,000 for Hickory Hills and $1,125,000 for College Square. The loans matured on December 20, 1997 and had yielded 9.5% to the Trust. Upon collection of the remaining principal balance of these loans in December 1997, the Trust assigned the underlying mortgage loan payable on College Square (which matures in December 1999) to the mortgagee. As a result of the assignment, the payoff on the College Square mortgage loan receivable was reduced by the outstanding mortgage balance on the underlying College Square mortgage loan payable.

1996 compared to 1995
The Trust's net earnings for the year ended December 31, 1996 were $946,230 ($.24 per share) compared to $1,100,149 ($.28 per share) for the year ended December 31, 1995. (All per share amounts are on a basic and diluted basis.) The decrease in net earnings was due to lower rental income, partially offset by lower property expenses, interest expense and administrative expenses.

Rental income was $4,965,259 in 1996 compared to $5,366,255 in 1995. This decline in rents of $401,000 was primarily due to P.W. Enterprises filing a Chapter 11 reorganization plan and closing its 63,146 square foot store at Geneva Square in January 1996. P.W. Enterprises contributed rents of $37,000 in 1996 compared to $346,000 in 1995. In addition, Luria's, a 23,587 square foot tenant at Kingsley Square, discontinued paying their rent in August 1996. As a result, rents contributed from Luria's declined by $47,000 from 1995 to 1996. In addition, expense recoveries (additional rents) from tenants decreased from 1995 to 1996 primarily due to lower real estate taxes at several properties. The decline in rents from these items was partially offset by a $60,000 rent settlement the Trust received from Eaglesons, a former tenant at North Park Plaza in Phoenix, Arizona.

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

Cash Flow and Funds from Operations

The Trust has for several years used "funds from operations" as a measurement of operating performance. Funds from operations is defined by the Trust as earnings from operations plus depreciation expense. Funds from operations does not represent operating income or cash flows from operations as defined by generally accepted accounting principles, and should not be construed as an alternative to operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Management generally considers funds from operations to be a useful financial performance measure which, together with earnings, cash flows and other information, may be used by investors to evaluate the Trust. Funds from operations as presented by the Trust may not be comparable to similarly titled measures reported by other companies. The Trust's funds from operations for the three years ended December 31, 1997 and other property information are presented below.

                                                                                         Sq. Ft.
                                                                Size        Lease       Expiring
Name and Location                                             (Sq. Ft.)   Expiration     In 1998
Managed
Kingsley Square, Orange Park, Florida                            115,025     1998-2012        6,980
First Tuesday Mall, Carrollton, Georgia                          180,371     1998-2006       64,761
Geneva Square, Lake Geneva, Wisconsin                            143,676     1998-2002        2,480
Mendenhall Commons, Memphis, Tennessee                            80,184     1998-2012        8,370
North Park Plaza, Phoenix, Arizona                                99,913     1998-2005       12,264
Presidential Drive Business Park, Atlanta, Georgia                62,445     1999-2003          ---
                                                                 681,614                     94,855

Net Leased
Yamaha Warehouse, Cudahy, Wisconsin                              140,040          1998      140,040
                                                                 140,040                    140,040

     Total                                                       821,654                    234,895

                                                            Funds from operations*
Name and Location                                         1997        1996        1995
Managed
Kingsley Square, Orange Park, Florida                    211,012     395,361    406,725
First Tuesday Mall, Carrollton, Georgia                  594,006     553,802    504,945
Geneva Square, Lake Geneva, Wisconsin                    (58,464)     75,381    419,623
Mendenhall Commons, Memphis, Tennessee                   320,796     320,673    301,300
North Park Plaza, Phoenix, Arizona                       273,077     224,402    223,463
Presidential Drive Business Park, Atlanta, Georgia       124,227     125,145     10,808
                                                       1,464,654   1,694,764  1,866,864

Net Leased
Yamaha Warehouse, Cudahy, Wisconsin                      208,134     206,014    203,347
                                                         208,134     206,014    203,347

    Total                                              1,672,788   1,900,778  2,070,211
    Properties sold                                          ---         ---       ---
    Non-property Trust operations, net                  (229,326)   (143,650)  (149,059)

    Funds from operations                              1,443,462   1,757,128  1,921,152

*Earnings from operations plus depreciation

Liquidity and Capital Resources

The Trust's capital resources consist of its current equity in real estate investments. The Trust maintains its properties in good condition and provides adequate insurance coverage. Liquidity is represented by cash and cash equivalents ($1,606,427 at December 31, 1997), a $500,000 line of credit and the continued operation of the Trust's real estate portfolio. This liquidity is considered sufficient to meet current obligations, which include capital expenditures. During 1997, the Trust received $1,326,102 from the balloon payments relating to the mortgage receivables which matured in December 1997 and from the normal amortization of payments.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $1,318,271 for the year ended December 31, 1997. Major applications of cash in 1997 included $1,241,600 for distributions to shareholders, $1,010,937 for capital expenditures, and $484,914 in principal payments on mortgage loans payable. The Trust's debt service commitments for mortgage loans payable are described in Note 7 to the Financial Statements.

The Publix Super Markets lease at Kingsley Square was extended effective February 11, 1995 for a five-year term. The lease extension requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. Since Publix has not yet remodeled their store and because they have given written notice of their intent to close their store between December 1998 and February 1999, the Trust does not anticipate it will be required to contribute the $250,000. As of December 31, 1997, there were no other material commitments.

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


Year 2000 Issue

Although the Trust does not employ any computer systems in its business, the Trust could be adversely affected if the computer systems used by the Advisor (AEGON USA Realty Advisors, Inc.), Property Manager (AEGON USA Realty Management, Inc.), and other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. The Advisor and Property Manager are taking steps which they believe are reasonably designed to address this issue with respect to computer systems they use and to obtain reasonable assurances that comparable steps are being taken by the Trust's other major service providers. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact to the Trust.

Item 8.  Financial Statements and Supplementary Data

Balance Sheets

                                                                   December 31,


                                                                 1997                     1996

Assets
Real estate
   Land                                                     $  9,666,409                9,666,409
   Buildings and improvements                                 31,027,807               30,016,870
                                                              40,694,216               39,683,279

   Less accumulated depreciation                             (12,122,752)             (11,316,419)
                                                              28,571,464               28,366,860

Mortgage loans receivable,
   net of deferred gain                                              ---                1,260,926
   Real estate and mortgage loans receivable                  28,571,464               29,627,786

Cash and cash equivalents                                      1,606,427                1,733,640
Rents and other receivables                                      421,637                  443,800
Prepaid and deferred expenses                                    351,874                  255,631
Taxes held in escrow                                             153,016                  146,871
                                                            $ 31,104,418               32,207,728

Liabilities and Shareholders' Equity
Liabilities
   Mortgage loans payable                                   $ 14,140,584               14,819,479
   Accounts payable and accrued expenses                         560,917                  684,145
   Due to affiliates                                              97,473                   46,446
   Distribution declared                                         310,400                  310,400
   Tenant deposits                                                80,818                   74,217
   Other                                                          44,278                   57,779
                                                              15,234,470               15,992,466

Shareholders' Equity
   Shares of beneficial interest, $1 par value,
      20,000,000 shares authorized, 3,880,000
      shares issued and outstanding                            3,880,000                3,880,000
   Additional paid-in capital, net of cumulative
      distributions in excess of earnings
      of  $16,411,501 ($16,382,559 in 1996)                   11,989,948               12,018,890
   Undistributed net earnings                                        ---                  316,372
                                                              15,869,948               16,215,262
                                                            $ 31,104,418               32,207,728

See the accompanying notes to financial statements.

Statements of Earnings

                                                                    Years Ended December 31,


                                                           1997                1996               1995
Revenue
   Rents                                                   $  4,802,974           4,965,259         5,366,255
   Interest                                                     209,113             252,054           251,759
                                                              5,012,087           5,217,313         5,618,014
Expenses
   Property expenses:
      Real estate taxes                                         610,322             595,318           754,144
      Repairs and maintenance                                   549,765             378,432           486,679
      Utilities                                                 122,754             123,585           106,028
      Management fee                                            221,935             230,045           250,601
      Insurance                                                  47,137              46,411            43,645
      Other                                                     153,385             235,958           114,198
Property expenses, excluding depreciation                     1,705,298           1,609,749         1,755,295
      Depreciation                                              806,333             810,898           821,003
Total property expenses                                       2,511,631           2,420,647         2,576,298
Interest                                                      1,443,337           1,491,534         1,562,864
Administrative fee                                              205,714             202,378           202,410
Other administrative                                            214,276             156,524           176,293
                                                              4,374,958           4,271,083         4,517,865

Earnings from operations                                        637,129             946,230         1,100,149

Net gain on sale of property                                    259,157                 ---               ---

Net earnings                                               $    896,286             946,230         1,100,149

Basic and diluted net earnings per share                   $        .23                 .24               .28

Distributions to shareholders                              $  1,241,600           1,241,600         1,202,800

Distributions to shareholders per share                    $        .32                 .32               .31

See the accompanying notes to financial statements.

Statements of Cash Flows

                                                                                         Years Ended December 31,
                                                                                     1997               1996                1995
Cash flows from operating activities:
   Rents collected                                                              $ 4,825,238         5,167,812           5,240,756
   Interest received                                                                216,650           250,878             249,863
   Payments for operating expenses                                               (2,283,645)       (1,889,840)         (1,957,514)
   Interest paid                                                                 (1,439,972)       (1,484,924)         (1,533,082)
      Net cash provided by operating activities                                   1,318,271         2,043,926           2,000,023

Cash flows from investing activities:
   Capital expenditures                                                          (1,010,937)          (31,713)            (42,249)
   Principal collections on mortgage loans receivable                                28,094            27,166              24,713
   Principal repayment on mortgage loans receivable                               1,298,008               ---                 ---
   Other, net                                                                       (34,135)           17,144              54,484
      Net cash provided by investing activities                                     281,030            12,597              36,948

Cash flows from financing activities:
   Principal portion of scheduled mortgage loan payments                           (484,914)         (451,906)           (452,695)
   Principal repayment on mortgage loans payable                                        ---               ---          (1,136,164)
   Distributions paid to shareholders                                            (1,241,600)       (1,241,600)         (1,164,000)
      Net cash used by financing activities                                      (1,726,514)       (1,693,506)         (2,752,859)

Net increase (decrease) in cash and cash equivalents                               (127,213)          363,017            (715,888)
Cash and cash equivalents at beginning of year                                    1,733,640         1,370,623           2,086,511
Cash and cash equivalents at end of year                                        $ 1,606,427         1,733,640           1,370,623

Reconciliation of net earnings to net cash
  provided by operating activities:
   Net earnings                                                                 $   896,286           946,230           1,100,149
      Gain on sale of property                                                     (259,157)              ---                 ---
Earnings from operations                                                            637,129           946,230           1,100,149
Add (deduct) reconciling adjustments:
   Depreciation                                                                     806,333           810,898             821,003
   Amortization                                                                       3,365             6,610              29,782
   Decrease (increase) in rents and other receivables                                26,608           171,497            (119,117)
   Decrease (increase) in prepaid and deferred expenses                             (80,011)           17,046              (7,314)
   Decrease (increase) in taxes held in escrow                                       (6,145)           (4,093)             13,987
   Increase (decrease) in accounts payable and accrued expenses                    (123,228)           57,690             168,508
   Increase in due to affiliates                                                     51,027             8,168               1,303
   Increase (decrease) in advance rents                                               3,193            29,880              (8,278)
Net cash provided by operating activities                                       $ 1,318,271         2,043,926           2,000,023

See the accompanying notes to financial statements.

Statements of Shareholders' Equity

                                                     Years Ended December 31, 1997, 1996 and 1995
                                              Shares of      Additional    Undistributed        Total
                                             Beneficial        Paid-In          Net         Shareholders'
                                              Interest         Capital        Earnings          Equity

Balance at January 1, 1995                    $  3,880,000     12,018,890         714,393         16,613,283
   Net earnings                                        ---            ---       1,100,149          1,100,149
   Distributions to shareholders                       ---            ---      (1,202,800)        (1,202,800)

Balance at December 31, 1995                  $  3,880,000     12,018,890         611,742         16,510,632
   Net earnings                                        ---            ---         946,230            946,230
   Distributions to shareholders                       ---            ---      (1,241,600)        (1,241,600)

Balance at December 31, 1996                  $  3,880,000     12,018,890         316,372         16,215,262
   Net earnings                                        ---            ---         896,286            896,286
   Distribution to Shareholders                        ---        (28,942)     (1,212,658)        (1,241,600)
Balance at December 31, 1997                  $  3,880,000     11,989,948             ---         15,869,948

See the accompanying notes to financial statements.

Notes to Financial Statements

1.  Accounting Policies

The Trust is predominantly in the business of investing in real estate. Investments in real estate are stated at cost. The Trust provides an allowance for valuation of real estate when it is determined that the values have permanently declined below recorded book value.

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. The methods and assumptions used by the Trust in estimating its fair value disclosures are described in Note 2.

Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued during 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Trust's adoption of Statement No. 121 during 1995 had no impact on the Trust's operations for that year.

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

The Trust follows the operating method of accounting for leases, whereby scheduled rental income is recognized on a straight-line basis over the lease term. Contingent rental income is recognized in the period in which it arises. Interest on mortgage loans receivable and amortization of discounts are recognized as income over the period the respective loans are outstanding. The Trust provides for possible losses on mortgage loans, rents and other receivables when it is determined that collection of such receivables is doubtful. Rents and other receivables are stated net of an allowance for uncollectible accounts of $321,764 in 1997 and $213,347 in 1996. Cash equivalents include investments with original maturities of three months or less.

Gains on real estate sales are recognized for financial accounting purposes in accordance with Statement of Financial
Accounting Standard No. 66, Accounting for Sales of Real Estate.
Deferred gains are recognized as income using the installment method.

Statement of Financial Accounting Standard No. 128, Earnings per Share, was issued and adopted by the Trust during 1997.
Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Trust has no potentially dilutive securities outstanding, basic and diluted net earnings per share in accordance with Statement No. 128 are the same and do not differ from amounts previously reported as net earnings per share (primary earnings per share). Accordingly, basic and diluted net earnings per share are computed using the weighted average number of shares outstanding during the year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results of the Trust could differ as a result of those estimates.

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 financial statement presentation.

2.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Trust in estimating its fair value disclosures for financial instruments.

Mortgage loans receivable: The fair values of mortgage loans receivable are estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans.

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximates their fair values.

Mortgage loans payable: The fair values of mortgage loans payable are estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans.

The following sets forth a comparison of the fair values and carrying values of the Trust's financial instruments subject to the provisions of Statement of Financial Accounting Standard No. 107:

                                              1997                               1996
                                    Carrying                          Carrying
                                     Value        Fair Value            Value         Fair Value
Assets
Mortgage loan receivable,
   excluding the deferred gain        ---             ---             1,520,083        1,552,397
Cash and cash equivalents           1,606,427      1,606,427          1,733,640        1,733,640

Liabilities
Mortgage loan payable              14,140,584     14,885,253         14,819,479       15,590,221


3.  Real Estate

Investments in real estate consist entirely of managed and net leased commercial property. Information regarding the Trust's investment in each property is presented in the Schedule of Real
Estate and Accumulated Depreciation below.

Schedule of Real Estate and Accumulated Depreciation


                                                Initial Cost to Trust



                            Amount of                      Buildings &       Subsequent Cost
Property Description       Encumbrance        Land         Improvements        Capitalized

Managed
Kingsley Square             $    616,322        450,000         3,311,660        1,982,098
   Orange Park, FL

First Tuesday Mall               537,840        595,000         4,347,697        2,197,606
   Carrollton, GA

Geneva Square                  2,828,054        477,166         4,965,000          771,808
   Lake Geneva, WI

Mendenhall Commons             3,990,943      3,134,692         5,597,340           63,000
   Memphis, TN

North Park Plaza               4,003,513      4,635,147         4,018,353           26,830
   Phoenix, AZ

Presidential Drive               742,420        344,582         1,424,300          154,000
   Atlanta, GA
                              12,719,092      9,636,587        23,664,350        5,195,342

Net Leased
Yamaha Warehouse               1,421,492         26,195           755,756        1,415,986
   Cudahy, WI

Total                       $ 14,140,584      9,662,782        24,420,106        6,611,328

                                Gross Amount at Which Carried
                                       December 31, 1997                                                         Life
                                                                                                               On Which
                                                                                                             Depreciation
                                          Buildings &                 Accumulated        Date      Date       is computed
Property Description          Land        Improvements      Total     Depreciation       Built   Acquired     (in years)

Managed
Kingsley Square             $   450,000       5,293,758     5,743,758       2,484,098    1975-76      7/79       10-40
   Orange Park, FL

First Tuesday Mall              600,392       6,539,911     7,140,303       3,514,220    1975-78      7/79       10-40
   Carrollton, GA

Geneva Square                   477,166       5,736,808     6,213,974       2,086,419    1981-82      2/84       10-40
   Lake Geneva, WI

Mendenhall Commons            3,134,692       5,660,340     8,795,032       1,235,155       1987      2/89       10-40
   Memphis, TN

North Park Plaza              4,633,382       4,046,948     8,680,330         880,789       1963      2/89       10-40
   Phoenix, AZ

Presidential Drive              344,582       1,578,300     1,922,882         570,406       1980     12/84       10-35
   Atlanta, GA
                              9,640,214      28,856,065    38,496,279      10,771,087

Net Leased
Yamaha Warehouse                 26,195       2,171,742     2,197,937       1,351,665       1971      2/72       15-40
   Cudahy, WI

Total                       $ 9,666,409      31,027,807    40,694,216      12,122,752

The above properties are all shopping centers except for Presidential Drive which is a business park and Yamaha Warehouse which is an office/warehouse.

The activity in real estate and related depreciation for the three years ended December 31, 1997 is summarized in the table below.

Real Estate                                           Years Ended December 31,
                                                  1997            1996           1995
    Cost
Beginning of year                          $  39,683,279      39,651,566      39,651,566
    Additions during year
        Improvements                           1,010,937          31,713             ---

End of year                                $  40,694,216*     39,683,279      39,651,566

    Accumulated Depreciation
Beginning of year                          $  11,316,419      10,505,521       9,726,767
    Additions during year
        Depreciation expense                     806,333         810,898         821,003
   Deductions during year
        Asset replacements charged
         to accumulated depreciation                ---             ---         (42,249)

End of year                                 $ 12,122,752      11,316,419      10,505,521

*The aggregate cost for federal income tax purposes is $40,827,926.


Wholly-owned managed properties with an aggregate cost of $38,496,279 are leased to tenants pursuant to lease agreements under which the Trust incurs normal real estate operating expenses associated with ownership. Yamaha Warehouse, a wholly-owned property with an aggregate cost of $2,197,937 is leased under a net lease agreement which requires the lessee to pay cash rental, property taxes and other expenses incurred in connection with the operation of the property.

In 1997, the Trust incurred capital expenditures of $1,010,937. The improvements consisted of $833,526 for tenant build-outs (including $770,526 for OfficeMax at Kingsley Square) and $177,411 for parking lot and sidewalk improvements at First Tuesday Mall and at Presidential Drive Business Park.


4.  Mortgage Loans Receivable

Mortgage loans receivable consist of notes received from financing property sales and are secured by the properties sold, subject to any underlying mortgage loans payable. Mortgage loans are stated net of unamortized discounts and deferred gains. The Trust received mortgage loans receivable of $1,650,000 as part of the consideration for the sales of Hickory Hills and College Square in 1990 and retained a mortgage payable on the property. Accordingly, the gain on this sale was deferred. The mortgage loans receivable matured on December 20, 1997 and had yielded 9.5% to the Trust. Upon the payoff of these mortgage loans receivable in December 1997, the Trust assigned the underlying mortgage loan payable on College Square, which matures in December 1999, to the mortgagee. As a result of the assignment, the payoff on the College Square mortgage loan receivable was reduced by the outstanding mortgage payable balance of $193,981.

The activity in mortgage loans receivable for the three years ended December 31, 1997 is summarized in the table below.

Mortgage Loans Receivable
                                                Years Ended December 31,
                                            1997             1996          1995
     Principal

Beginning of year                    $  1,520,083       1,547,249        1,571,962
   Deductions during year
      Principal collections               (28,094)        (27,166)         (24,713)
      Principal repayment              (1,491,989)            ---              ---

Balance at end of year                        ---       1,520,083        1,547,249
Deferred gain                                 ---        (259,157)        (259,157)

Balance, net of deferred gain        $        ---       1,260,926        1,288,092

5.  Cash and Cash Equivalents

At December 31, 1997, cash and cash equivalents consisted of cash of $927 and a money market fund of $1,605,500. At December 31, 1996, cash and cash equivalents consisted of cash of $116,280, a money market fund of $617,360, and commercial paper of $1,000,000.


6.  Transactions With Affiliates

The Trust has contracted with AEGON USA Realty Advisors, Inc. ("AEGON Realty Advisors") to provide administrative services for a base fee of 5/8% of the average gross real estate investment plus 1/4% of the monthly balance of mortgage loans receivable and an incentive fee of 20% of annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in subsequent years (subject to certain limits). Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). The administrative fee is limited to 1 1/2% of average quarterly net invested assets. The administrative agreement is for a one-year term, automatically renewed annually and cancellable by either party upon 90 days written notice. Amounts paid to AEGON Realty Advisors for administrative services were: $205,714 for 1997, $202,378 for 1996, and $202,410 for 1995. No incentive fees were paid in 1997, 1996 or 1995.

AEGON Realty Advisors also provides real estate acquisition and disposition services for the Trust. A negotiated fee of 2% to 4% of the cost is charged for properties acquired. No separate fee is charged for property dispositions. There were no acquisition fees paid in 1997, 1996 or 1995.

AEGON USA Realty Management, Inc. ("AEGON Realty Management"), a wholly-owned subsidiary of AEGON Realty Advisors, provides property management services to the Trust for a fee of 5% of the gross income of each managed property. The property management agreement is for a one-year term, automatically renewed annually and cancellable upon a 30-day written notice from either party. Amounts paid to AEGON Realty Management for property management services were $221,935 for 1997, $230,045 for 1996, and $250,601 for 1995. Pursuant to the property management agreement, on-site property management wages and salaries incurred by AEGON Realty Management are reimbursed by the Trust. No wages and salaries were reimbursed by the Trust for 1997, 1996 or 1995.

AEGON Realty Advisors provides dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services to the Company for a quarterly fee of $1.25 per shareholder account, $.75 per shareholder account for distributions processed, $.50 per shareholder account for proxy tabulation, and such other compensation for services performed as from time to time agreed to by the parties. The Trust paid AEGON Realty Advisors $21,658, $21,904, and $22,112 in shareholder service fees for 1997, 1996, and 1995, respectively. AEGON Realty Advisors has subcontracted with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company, for delivery of these services.

On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., an affiliate of AEGON Realty Advisors, as part of a large transaction involving the transfer of loans and securities. Interest paid on the mortgage was $77,779 in 1997, $80,674 in 1996, and $83,287 in 1995. See Note
6 to the Financial Statements for information on the refinancing in February 1994 of the mortgage on Geneva Square with PFL Life Insurance Company ("PFL"), an affiliate of AEGON Realty Advisors which was extended on March 1, 1996. Interest paid on the mortgage was $235,842 in 1997, $236,477 in 1996, and $233,351 in
1995.

AEGON Realty Advisors is an indirect wholly-owned subsidiary of AEGON USA, Inc. which, through other wholly-owned subsidiaries, beneficially owns approximately 31% of the outstanding shares of the Trust at December 31, 1997.


7.  Mortgage Loans Payable

Mortgage loan obligations, secured by the real estate owned, carry annual interest rates ranging from 8.3% to 10.5%.

The mortgage loan on Geneva Square matured in February 1994 and was refinanced with a mortgage loan of $3,000,000 from PFL. In connection with the loan, a 1% origination fee ($30,000) was paid to PFL. On March 1, 1996 the Trust exercised an option to extend the loan for eight years at 8.30%. The loan may be prepaid without penalty any time prior to September 1, 1998, with yield maintenance required thereafter. The annual debt service is $260,295. Information regarding each mortgage is presented in the Schedule of Mortgage Loans on Real Estate below.

Schedule of Mortgage Loans on Real Estate



                                                                       Periodic Payment Terms

                                                           Annual
                                   Stated      Final     Principal       Balloon
Property Description     Date of  Interest    Maturity  and Interest    Payment at      Prepayment Penalty
                          Note      Rate        Date                     Maturity           Provisions*
Managed
Kingsley Square             2/77         10%      2/02     $ 76,370       $      ---  Feb. 97 to Feb. 98
   Orange Park, FL                                                                    penalty is 6.0%,
   (two loans)                                                                        declining .5% per year
                                                                                      to 4% thereafter
                            8/75         10%      8/00       163,650             ---  5.0%

First Tuesday               4/79       9.25%      4/04       115,128             ---  1.0%
   Carrollton, GA

Geneva Square               2/94        8.3%      3/04       260,295       2,626,612  no penalty until 9/98,
   Lake Geneva, WI                                                                    with  yield maintenance
                                                                                      thereafter


Mendenhall Commons          2/89      10.25%      3/99       462,396       3,930,120  Feb. 97 to Feb. 98
   Memphis, TN                                                                        penalty is 2%,
                                                                                      declining 1% per year
                                                                                      thereafter

North Park Plaza            2/89       10.5%      3/99       472,008       3,944,537  Feb. 97 to Feb. 98
   Phoenix, AZ                                                                        penalty is 2%,
                                                                                      declining 1% per year
                                                                                      thereafter

Presidential Drive          2/80      10.25%      2/10       107,604             ---  Feb. 97 to Feb. 98
   Atlanta, GA                                                                        penalty is 1.5%,
                                                                                      declining .5% per year
                                                                                      to 1% thereafter

                                                           1,657,451      10,501,269

Net Leased
Yamaha Warehouse           12/90     10.125%      1/01       159,627       1,366,721  Excess of loan rate
   Cudahy, WI                                                                         over U.S. Treasury Bill
                                                                                      rate

                                                          $1,817,078     $11,867,990

*    Percentages are of the principal amount at time of prepayment.

                             Face Amount      Carrying Amount of
                             of Mortgage          Mortgage at
Property Description        at Acquisition     December 31, 1997
Managed
Kingsley Square              $    700,000          $    252,281
   Orange Park, FL
   (two loans)
                                1,500,000               364,041

First Tuesday                   1,120,000               537,840
   Carrollton, GA

Geneva Square                   3,000,000             2,828,054
   Lake Geneva, WI


Mendenhall Commons              4,300,000             3,990,943
   Memphis, TN

North Park Plaza                4,300,000             4,003,513
   Phoenix, AZ

Presidential Drive                968,935               742,420
   Atlanta, GA

                               15,888,935            12,719,092

Net Leased
Yamaha Warehouse                1,500,000             1,421,492
   Cudahy, WI

                             $ 17,388,935          $ 14,140,584


The activity in mortgage loans payable for the three years ended
December 31, 1997 is summarized in the table below.

Mortgage Loans Payable
                                                    Years Ended December 31,
                                            1997             1996             1995

     Principal
Beginning of year                        $ 14,819,479        15,271,385       16,860,244
   Deductions during year
      Principal payments                     (484,914)         (451,906)        (452,695)
      Prepayments and maturities             (193,981)              ---       (1,136,164)

Balance at end of year                     14,140,584        14,819,479       15,271,385

     Discount
Beginning of year                                 ---               ---          (6,941)
   Deductions during year
      Amortization of discount                    ---               ---            6,941

Balance at end of year                            ---               ---              ---

Balance, net of discount                 $ 14,140,584        14,819,479       15,271,385

In March 1999, the mortgage loans payable at North Park Plaza and Mendenhall Commons mature and will require a balloon payment.
The Trust anticipates refinancing these mortgage loans upon maturity.

Scheduled monthly payments will substantially amortize the principal balances of the mortgage loans over their respective terms with the exception of balloon payments at maturity. Amortized payments on the outstanding balances due in the next five years, including balloon repayments at maturity, are summarized as follows:


                   Amortized        Payments
     Year           Payments       at Maturity

     1998          $ 441,160     $     ---
     1999            374,486        7,874,657
     2000            321,961           ---
     2001            241,048        1,366,721
     2002            187,303           ---


8.  Leased Assets

The Trust is lessor of various properties as described in Note 3. Certain properties are leased to tenants under long-term, non-cancellable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are as follows:

       Year               Amount

       1998             $3,633,304
       1999              2,977,977
       2000              2,631,146
       2001              2,360,786
       2002              1,946,412
     2003-2012           8,610,714

Contingent rentals included in income received in connection with operating leases were $134,343, $101,446, and $106,458 for the years ended December 31, 1997, 1996 and 1995, respectively. Such rentals are based principally on tenant sales in excess of stipulated minimums. In 1997, the Trust derived 10% or more of its revenue from the Kroger Company at Mendenhall Commons and from Safeway at North Park Plaza. The revenue from these tenants was $587,097 and $581,028, respectively. In 1996 and in 1995 the Trust derived 10% or more of its revenue from the Kroger Company. The revenue from this tenant for 1996 and 1995 was $646,844 and $636,898, respectively.

In August 1994, Publix Supermarkets exercised an option to extend their lease for 34,400 square feet at Kingsley Square. The lease extension, effective February 11, 1995, has a term of five years and requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. Since Publix has not yet remodeled their store and because they have given written notice of their intent to close the store between December 1998 and February 1999, it is uncertain when, if at all, this amount will be paid. Accordingly, this amount has not been recorded in the financial statements.

9.  Federal Income Taxes

The Trust conducts its operations so as to qualify as a real estate investment trust under the Internal Revenue Code which requires, among other things, that at least 95% of the Trust's taxable income be distributed to shareholders. The Trust has historically distributed all of its taxable income, and did so in 1997 as well. Distributions made in 1995 plus a portion of the Trust's first distribution in 1996 were used to meet the Internal Revenue Code distribution requirements for 1995. Accordingly, no provision has been made for federal income taxes since the Trust did not have taxable income after the deductions allowed for distributions to shareholders.

Certain property acquisitions have resulted in the basis of those properties being determined differently for financial accounting purposes than for income tax purposes. The differing methods of determination of basis in these transactions has resulted in the tax basis of certain properties being higher or lower than the financial basis. At December 31, 1997 the tax basis of real estate was $133,710 in excess of the financial basis.


10.  Legal Proceedings

The Trust is not a party to any pending legal proceedings which, in the opinion of management, are material to the Trust's financial position.


11.  Subsequent Events

In January 1996, P.W. Enterprises filed a Chapter 11 reorganization plan and closed its 63,146 square foot store at Geneva Square. The Trust filed a claim as an unsecured creditor for rents owed on the unexpired lease. A partial payment of $7,000 was received in May 1997. In February 1998 the Trust received $248,000 as a final settlement on this claim. Due to the uncertainty of collection, the claim was fully reserved as uncollectible in the accompanying financial statements. Accordingly, the $248,000 final settlement will be recognized as revenue in 1998 in accordance with the Trust's accounting policies.

MMM Foods, operating under a ground lease of an outparcel at Geneva Square, discontinued rental payments in 1997. The Trust received an $85,000 settlement in March 1998 for termination of the ground lease, which was to expire July 2008.


12.  Selected Quarterly Financial Data (Unaudited)

                                                        Quarter Ended                        Year Ended
           Year                        3/31          6/30          9/30          12/31          12/31
     1997

Revenue                              $ 1,277,422     1,236,318     1,250,455     1,247,892      5,012,087
Earnings from operations             $   163,220       166,302        66,105       241,502        637,129
Net gain on sale of property                 ---           ---           ---       259,157        259,157
Net earnings                         $   163,220       166,302        66,105       500,659        896,286
Basic and diluted net
   earnings per share                $       .04           .04           .02           .13            .23

     1996

Revenue                              $ 1,371,756     1,312,030     1,370,969     1,162,558      5,217,313
Earnings from operations             $   294,639       217,624       206,052       227,915        946,230
Net  earnings                        $   294,639       217,624       206,052       227,915        946,230
Basic and diluted net
   earnings per share                $       .08           .06           .05           .06            .24

     1995

Revenue                              $ 1,423,777     1,368,427     1,386,977     1,438,833      5,618,014
Earnings from operations             $   301,080       222,437       297,878       278,754      1,100,149
Net earnings                         $   301,080       222,437       297,878       278,754      1,100,149
Basic and diluted net
   earnings per share                $       .08           .06           .08           .07            .28


Report of Independent Auditors


The Board of Trustees and Shareholders
USP Real Estate Investment Trust

We have audited the accompanying balance sheets of USP Real Estate Investment Trust as of December 31, 1997 and 1996, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USP Real Estate Investment Trust at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                              Ernst & Young LLP

Des Moines, Iowa
February 20, 1998


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

GARY A. DOWNING, age 39, has served as a Trustee of the Trust since 1989. He is Managing Director of Raymond James &
Associates, Inc. (investment banking), St. Petersburg, Florida, where he has been employed since 1984. Mr. Downing is a member of the Audit Committee.

PATRICK E. FALCONIO, age 56, has served as Chairman of the Board and a Trustee of the Trust since 1988. He is an Executive Vice President of AEGON USA, Inc. (insurance and financial services), Cedar Rapids, Iowa, where he has been employed since 1987. Mr. Falconio is a Director of AEGON USA Realty Advisors, Inc. and various other subsidiaries of AEGON USA, Inc. He is also Chairman of the Board of Directors of Cedar Income Fund, Ltd. (real estate investment company) and a Director of Firstar Bank Cedar Rapids, N.A. (commercial bank).

EDWIN L. INGRAHAM, age 71, has served as a Trustee of the Trust since 1984, and as Vice Chairman of the Board of Trustees since 1990. He retired in 1988 as Executive Vice President, Treasurer and Chief Investment Officer of AEGON USA, Inc., where he had been employed since 1982. He is a Director of Cedar Income Fund, Ltd. (real estate investment company). Mr. Ingraham is a member of the Audit Committee.

SAMUEL L. KAPLAN, age 61, has served as a Trustee of the Trust since 1983.  He has been engaged in the practice of law in
Minneapolis, Minnesota  as a member of the firm of Kaplan,
Strangis and Kaplan, P.A. since 1978.   Mr. Kaplan is a member of
the Audit Committee.

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

DAVID L. BLANKENSHIP, age 47, has served as President of the Trust since 1985. He has been employed by AEGON USA, Inc. since 1977 in various administrative and management positions related to real estate investment activities and is Chairman of the Board and President of AEGON USA Realty Advisors, Inc.

MAUREEN DEWALD, age 47, has served as Vice President of the Trust since 1986 and Secretary since 1985. She has been employed by AEGON USA, Inc. since 1983 as an attorney for real estate investment activities and is Senior Vice President, Secretary and General Counsel of AEGON USA Realty Advisors, Inc.

ALAN F. FLETCHER, age 48, has served as Treasurer of the Trust since 1986, as Vice President since 1985, as Assistant Secretary since 1982 and as principal financial officer since 1981. He has been employed by AEGON USA, Inc. since 1981 in various financial and administrative positions related to investment activities and is Senior Vice President and Chief Financial Officer of AEGON USA Realty Advisors, Inc.

ROGER L. SCHULZ, age 36, has served as Controller and Assistant Secretary of the Trust since 1995. He has been employed by AEGON USA, Inc. since 1985 in real estate accounting and financial reporting activities and is Manager - Financial Reporting for AEGON USA Realty Advisors, Inc.


Item 11.  Executive Compensation

During 1997, each Trustee, with the exception of Mr. Falconio, received an annual fee of $6,000 plus $750 for each regular or special meeting attended, as well as $400 per day for inspecting properties owned by the Trust and $400 for attendance at each committee meeting as a member, unless held in conjunction with a meeting of the Board of Trustees. Mr. Falconio has waived all fees for his services as a Trustee so long as he continues to be affiliated as an officer or director of AEGON USA, Inc. (see "Item 10. Directors and Executive Officers of the Registrant"). Total fees paid to all Trustees as a group were $24,750 for 1997.

The executive officers of the Trust receive no cash or deferred compensation in their capacities as such.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Trust to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Trust as of March 3, 1998.

Name and Address             Amount and Nature       Percent
of Beneficial Owner       of Beneficial Ownership    of Class

AEGON USA, Inc. (1)               1,197,260           30.86%
4333 Edgewood Road N.E.
Cedar Rapids, Iowa 52499

Ohio Shareholder Group (2)          323,567            8.34%

(1) AEGON USA, Inc. is an indirect, wholly-owned subsidiary of AEGON N.V., a holding company organized under the laws of The Netherlands which is controlled by Vereninging AEGON, an association organized under the laws of The Netherlands. AEGON USA, Inc. has sole voting and investment powers with respect to the above Shares.

(2) The Turkey Vulture Fund XIII, Ltd. (the "Fund"), managed by Richard M. Osborne, c/o Marc C. Krantz, Kohrman Jackson & Krantz P.L.L., 1375 East 9th Street, Cleveland, Ohio 44114 and Steven A. Calabrese, 1110 Euclid Avenue, Suite 300, Cleveland, Ohio 44115 comprise the "Ohio Shareholder Group." The following table sets forth the number of Shares beneficially owned by each member of the Ohio Shareholder Group as of December 10, 1997.


                                      Number of Shares         Percent
     Name                            Beneficially Owned       of Class

     Turkey Vulture Fund XIII, Ltd.        315,181              8.12%
     Steven A. Calabrese                     8,386               .22%
     Ohio Shareholder Group                323,567              8.34%

The above members have entered into a voting agreement to vote their shares together for any matter submitted to a vote of the Shareholders of the Trust during the term of their agreement. The above information was obtained from, and is qualified in its entirety by reference to, Schedule 13D (Amendment No. 3) dated December 10, 1997 filed with the Securities and Exchange Commission.

Security Ownership of Management

The following table sets forth the number of Shares of the Trust beneficially owned as of March 3, 1998 by each Trustee, nominee, and officer and by all Trustees, nominees and officers as a group (8 persons). Except as otherwise indicated by footnote, the individuals have direct ownership of, and sole voting and investment power with respect to, any Shares beneficially owned by them. Under rules adopted by the Securities and Exchange Commission, transactions in Shares of the Trust are reportable by Trustees and officers on specified forms, and the Trust is required to disclose any known delinquent filings. A report on Form 5 was filed late for Mr. Downing, reporting 36 Shares acquired through the Trust's distribution reinvestment plan.

Name of                                     Amount and Nature     Percent
Beneficial Owner                        of Beneficial Ownership   of Class

Gary A. Downing(1)                                    541              *
Patrick E. Falconio(2)                          1,199,260            30.91%
Edwin L. Ingraham                                   1,500              *
Samuel L. Kaplan(3)                                10,000              *
David L. Blankenship(4)                             1,818              *
Maureen DeWald(5)                                   7,943              *
Alan F. Fletcher(6)                                 2,200              *
Roger L. Schulz                                       100              *
Trustees, nominees and officers as a group      1,223,362            31.53%


(1) Mr. Downing is the beneficial owner of 541 Shares held in an individual retirement account through the custodian of which he has sole voting and investment powers with respect to such Shares.
(2) Mr. Falconio may be deemed to be the beneficial owner of 1,197,260 Shares beneficially owned by AEGON USA, Inc. with respect to which he shares voting and investment powers (see "Principal Shareholders" and "Information About the Nominees"). Mr. Falconio disclaims beneficial ownership of such Shares. He may also be deemed to be the beneficial owner of 2,000 Shares owned by his wife.
(3) Mr. Kaplan may be deemed to be the beneficial owner of 1,500 Shares held in a profit sharing trust for his account. Such Shares are included in the 10,000 Shares above.
(4) Mr. Blankenship may be deemed to be the beneficial owner of 1,818 Shares held in custodial accounts for his children for which he has sole voting and investment powers.
(5) Ms. DeWald is the direct owner of 6,697 Shares for which she has sole voting and investment powers and may be deemed to be the beneficial owner of 1,246 Shares held in a custodial account for her daughter for which she has sole voting and investment powers.
(6) Mr. Fletcher is the direct owner of 600 Shares for which he has sole voting and investment powers and is the beneficial owner of 1,600 Shares held in an individual retirement account for which he has sole voting and investment powers through the custodian.

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

AEGON Advisors receives fees for its administrative and advisory services as follows: (a) a base fee, payable monthly, equal to 5/8% per annum of the average monthly gross real estate investments of the Trust plus 1/4% per annum of the monthly outstanding principal balance of mortgage loans receivable; and
(b) an incentive fee, payable annually, equal to 20% of the annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in a subsequent year, up to a maximum of 30% of that year's revised cash flow from operations in excess of $.72 per share. Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). Notwithstanding the foregoing, the combined base and incentive fees cannot exceed the amount permitted by the limitation on operating expenses as provided in the Trust's Declaration of Trust, which limitation is essentially 1 1/2% of the Trust's average quarterly invested assets, net of depreciation. In addition, AEGON Advisors is to be paid a separately negotiated fee of not less than 2% nor more than 4% of the cost of each property acquired by the Trust as compensation for acquisition services furnished by it to the Trust. Administrative fees paid to AEGON Advisors for 1997 were $205,714. No acquisition fees were paid in 1997.

Management Services

AEGON USA Realty Management, Inc. ("AEGON Management"), is a wholly-owned subsidiary of AEGON Advisors. AEGON Management provides management services to the Trust pursuant to a Property Management Agreement. The term of the Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Agreement upon 30 days written notice. Under the Management Agreement, AEGON Management is obligated to (a) procure tenants and execute leases with respect to Trust properties which are not leased under net lease arrangements (the "Managed Properties"), (b) maintain and repair (at the Trust's expense) the Managed Properties, (c) maintain complete and accurate books and records of the operations of the Managed Properties, (d) maintain the Managed Properties in accordance with applicable government rules and regulations, licensing requirements and building codes, (e) collect all rents and (f) carry (at the Trust's expense) general liability, accident, fire and other property damage insurance. For these services, AEGON Management receives 5% of the gross income derived from the operation of the Managed Properties. Management fees paid to AEGON Management for 1997 were $221,935.

Shareholder Services

AEGON Advisors provides shareholder services to the Trust pursuant to a Shareholder Services Agreement (the "Agreement"). Under the Agreement, AEGON Advisors is obligated to provide dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services for which AEGON Advisors receives the following fees: a quarterly fee of $1.25 per shareholder account based on the number of shareholder accounts (minimum $1,000 per quarter), a fee of $.75 per shareholder account for each dividend processed, a fee of $.50 per shareholder account for proxy tabulation, and such other compensation as from time to time agreed upon by the Trust and AEGON Advisors. Shareholder service fees paid to AEGON Advisors for 1997 were $21,658. AEGON Advisors has subcontracted for stock transfer and dividend disbursement services with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company.

Other

On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., a wholly-owned subsidiary of AEGON USA, Inc., as part of a large transaction involving the transfer of loans and securities. The terms of the mortgage loan remained the same. In February 1994, the Trust refinanced the existing mortgage loan on its Geneva Square property with a new mortgage loan from PFL Life Insurance Company ("PFL"), a wholly-owned subsidiary of AEGON USA, Inc. This $3,000,000 loan was obtained by the Trust on commercially competitive terms at a fixed interest rate of 8% and a 1% origination fee ($30,000) was paid to PFL in connection with the loan. The loan matured on March 1, 1996, and the Trust exercised an option to extend the loan for eight years at 8.30% based on commercially competitive terms
offered for comparable loans by PFL.   The loan may be prepaid
without penalty any time prior to September 1, 1998, with yield maintenance required thereafter. The aggregate principal amount of these two mortgage loans as of December 31, 1997 was $3,570,473. The maximum principal amount of such mortgage indebtedness outstanding during 1997 was $3,624,751. The Trust paid $54,277 in principal and $313,621 in interest on such mortgage indebtedness for 1997.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) List of Documents

The following financial statements are included in Item 8:

1.  Financial Statements.

Balance Sheets, December 31, 1997 and 1996.
Statements of Earnings, Years Ended December 31, 1997, 1996, and 1995. Statements of Cash Flows, Years Ended December 31, 1997, 1996, and 1995. Statements of Shareholders' Equity, Years Ended December 31, 1997,
1996, and 1995.
Notes to Financial Statements.
Report of Independent Auditors.

2.  Financial Statement Schedules.

Financial Statement Schedules.  (Included in Notes to Financial Statements)

(III)  Schedule of Real Estate and Accumulated Depreciation.    Note 3
(IV)  Schedule of Mortgage Loans on Real Estate.                Note 7

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

 (3.1)  By-Laws currently in effect, dated November 19, 1997.

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

(b)     No reports on Form 8-K were filed during the fourth quarter of 1997.

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


USP REAL ESTATE INVESTMENT TRUST




/s/ Patrick E. Falconio                    /s/ Alan F. Fletcher
Patrick E. Falconio                            Alan F. Fletcher
Chairman of the Board                          Vice President and Treasurer
(principal executive officer)                  (principal financial officer)


/s/ Roger L. Schulz
    Roger L. Schulz
    Controller
    (principal accounting officer)

March 26, 1998



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



March 26, 1998

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

     (3.1)       By-Laws currently in effect, dated November 19, 1997.

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


EXHIBIT 3.1

                             BY-LAWS

                               OF

                USP REAL ESTATE INVESTMENT TRUST


                            ARTICLE I

                             OFFICES

      The  principal office of the Trust shall be located at 4333
Edgewood Road N.E., Cedar Rapids, Iowa. The Trust may have such other offices, either within or without the State of Iowa, as the business of the Trust may require from time to time.

                           ARTICLE II

                          SHAREHOLDERS

      Section 1. Annual Meeting. The annual meeting of the shareholders, for the purpose of electing trustees and for such other business as may come before the meeting, shall be held on the third Monday in April of each year, at 1:30 P.M., or on such other date and time as the Board of Trustees shall fix by resolution. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day. If the election of trustees shall not be held on the day designated herein for any annual meeting, or at an adjournment thereof, the Board of Trustees shall cause the election to be held at a meeting of the shareholders as soon thereafter as may be convenient.

      Section 2. Special Meeting. Special meetings of the shareholders may be called as provided in the Declaration of Trust.

      Section 3. Place of Meeting. The Board of Trustees may designate any place, either within or without the State of Iowa, as the place of meeting for any annual meeting or for any special meeting called by the Board of Trustees.

      Section 4. Notice of Meeting. Written or printed notice stating the place, date and time of the meeting, and in the case of a special meeting, the nature of the business to be transacted thereat, shall be delivered not less than ten nor more than forty days before the date of the meeting, either personally or by mail, by or at the direction of the Chairman of the Board of Trustees, or the Secretary, or the officer or persons calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at the address as it appears on the records of the Trust, with postage thereon prepaid.

      Section 5. Closing of Transfer Books or Fixing of Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or shareholders entitled to receive payment of any dividend or distribution, or in order to make a determination of shareholders for any other proper purpose, the Board of Trustees may provide that the share transfer books shall be closed for a stated period but not to exceed, in any case, forty days. In lieu of closing the share transfer books, the Board of Trustees may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than forty days and, for a meeting of shareholders not less than ten days, immediately preceding such meeting. If the share transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend or distribution, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Trustees declaring such dividend or distribution is adopted, as the case may be, shall be the record date for such determination of shareholders.

      Section 6. Quorum. One-Third (1/3) of the outstanding shares of the Trust, represented in person or by proxy, shall constitute a quorum at any meeting of shareholders; provided, that if less than one-third (1/3) of the outstanding shares are represented at said meeting, a majority of the shares so represented may adjourn the meeting from time to time without further notice. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting shall be the act of the shareholders, unless the vote of a greater number is required by the Declaration of Trust.

      Section 7. Proxies. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by the shareholder's duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Trust before or at the time of the meeting.

      Section 8. Voting of Shares. Each outstanding share shall be entitled to one vote upon each matter submitted to vote at a meeting of shareholders.

      Section 9. Voting by Ballot. Voting on any question or in any election may be via voce unless the presiding officer shall order, or any shareholder shall demand, that voting be by ballot.

                           ARTICLE III

                            TRUSTEES

     Section 1. General Powers. The business and affairs of the Trust shall be managed by its Board of Trustees, which shall have absolute control over the management and conduct of the business and affairs of the Trust, subject to the provisions of the Declaration of Trust.

      Section 2. Number, Tenure, and Qualifications. The number of trustees of the Trust shall be not less than three nor more than ten, as determined from time to time by the Board of Trustees. Each trustee shall hold office as provided in the Declaration of Trust or until a successor shall have been elected and qualified. Trustees shall be individuals of full age residing either within or without the State of Iowa. Ownership of shares in the Trust shall not be a qualification for election or appointment as a trustee.

      Section 3. Regular Meetings. A regular meeting of the Board of Trustees shall be held without other notice than this by-law, immediately after, and at the same place as, the annual meeting of shareholders. The Board of Trustees may provide, by resolution, the time and place, either within or without the State of Iowa, for the holding of additional regular meetings without other notice than such resolution.

     Section 4. Special Meetings. Special meetings of the Board of Trustees may be called by or at the request of the Chairman or any two trustees. The person or persons authorized to call special meetings of the Board of Trustees may fix any place, either within or without the State of Iowa as the place for holding any special meeting of the Board of Trustees called by them.

      Section 5. Quorum. A majority of the number of current trustees as determined by these by-laws shall constitute a quorum for transaction of business at any meeting of the Board of Trustees, provided, that if less than a majority of such number of trustees are present at said meeting, a majority of the trustees present may adjourn the meeting from time to time without further notice.

      Section 6. Manner of Acting. The act of the majority of the trustees present at a meeting at which a quorum is present shall be the act of the Board of Trustees, unless the act of a greater number is required by the Declaration of Trust or these by-laws.

      Section 7. Compensation and Expense Reimbursement. The trustees shall be entitled to receive reimbursement of reasonable travel and meeting expenses and such reasonable compensation for services as trustee as may be determined from time to time by the Board of Trustees, subject to the limitation provided in the Declaration of Trust.

      Section 8. Vacancies. Any vacancy occurring in the Board of Trustees shall be filled as provided in the Declaration of Trust.

                           ARTICLE IV

                            OFFICERS

      Section 1. Titles. The officers of the Trust shall be elected by the Board of Trustees and shall be a Chairman, a Vice Chairman, a President, a Secretary and a Treasurer. The Board of Trustees may also elect one or more Vice Presidents, a Controller and such other officers as shall be determined from time to time by the Board of Trustees. Except for the President and Secretary, two or more offices may be held by the same person. Only the Chairman and the Vice Chairman shall be required to be trustees.

      Section 2. Election and Term of Office. The officers of the Trust shall be elected annually by the Board of Trustees at the first meeting of the Board of Trustees held after each annual meeting of shareholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as may be convenient.

      Section 3. Removal. Any officer or agent elected or appointed by the Board of Trustees may be removed by the Board of Trustees whenever in its judgement the best interests of the Trust would be served thereby.

                            ARTICLE V

           CERTIFICATES FOR SHARES AND THEIR TRANSFER

     Section 1. Certificates for Shares. Every holder of shares of beneficial interest in the Trust shall be entitled upon request to have a certificate, signed by, or in the name of the Trust by, the Chairman or Vice Chairman of the Board of Trustees, and the Secretary or an Assistant Secretary of the Trust, certifying the number of shares in the trust owned by such holder.

      Section 2. Facsimile Signatures. Where a certificate is countersigned by the transfer agent or a registrar, the signatures of the officers of the Trust may be facsimiles. In case any officer who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the Trust with the same effect as if that person were such officer at the date of issue.

      Section 3. Lost Certificates. The Board of Trustees may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Trust alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Trustees may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or such owner's legal representative, to give the Trust a bond in such sum as it may direct as indemnity against any claim that may be made against the Trust with respect to the certificate alleged to have been lost, stolen or destroyed.

      Section 4. Transfer of Shares. Transfers of shares of the Trust shall be made only on the books of the Trust by the holder of record thereof or by the holder's legal representative, who shall furnish proper evidence of authority to transfer, or by a person thereunto authorized by power of attorney duly executed and filed with the secretary of the Trust, and on surrender for cancellation of the certificate (if any) for such shares. The person in whose name shares stand on the books of the Trust shall be deemed the owner thereof for all purposes as regards the Trust.

                           ARTICLE VI

                           FISCAL YEAR

     The fiscal year of the Trust shall begin on the first day of January in each year and end on the last day of December in each year.

                           ARTICLE VII

                           AMENDMENTS

     These by-laws may be altered, amended or repealed and new by-laws may be adopted at any meeting of the Board of Trustees of the Trust by a majority vote of the Trustees present at the meeting.

                          ARTICLE VIII

                         INDEMNIFICATION

       The  trustees  and  shareholders  shall  be  entitled   to
indemnification from the Trust as provided in the Declaration of Trust.


Adopted November 19, 1997.


                              /S/ Maureen DeWald
                                  Maureen DeWald
                                  Secretary