Form 10-Q
period 1998-03-31
USP REAL ESTATE INVESTMENT TRUST
filed 1998-05-12
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended March 31, 1998  Commission file number 0-7589



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


The number of shares of beneficial interest of the registrant outstanding at May 8, 1998 was 3,880,000.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                                 March 31,                 December 31,
                                                           1998             1997               1997

ASSETS
  Real estate
    Land, buildings and improvements at cost      $     40,694,216       40,055,926         40,694,216
    Less accumulated depreciation                      (12,331,475)     (11,519,550)       (12,122,752)
                                                        28,362,741       28,536,376         28,571,464
  Mortgage loans receiveable, net of deferred gain          -             1,253,723             -
     Real estate and mortgage loans receivable          28,362,741       29,790,099         28,571,464
  Cash and cash equivalents                              2,185,978        1,184,663          1,606,427
  Rents and other receivables                              500,203          487,282            421,637
  Prepaid and deferred                                     284,699          329,386            351,874
  Taxes held in escrow                                     141,502          109,335            153,016

                                                  $     31,475,123       31,900,765         31,104,418


LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Mortgage loans payable                        $     14,034,337       14,700,695         14,140,584
    Accounts payable and accrued expenses                  573,106          619,689            560,917
    Due to affiliates                                      327,379           55,352             97,473
    Distribution declared                                  310,400          310,400            310,400
    Tenant deposits                                         83,000           76,387             80,818
    Other                                                   75,096           70,160             44,278
                                                        15,403,318       15,832,683         15,234,470

  Shareholders' Equity
    Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                      3,880,000        3,880,000          3,880,000
    Additional paid-in capital                          11,989,948       12,018,890         11,989,948
    Undistributed net earnings                             201,857          169,192             -
                                                        16,071,805       16,068,082         15,869,948

                                                  $     31,475,123       31,900,765         31,104,418

USP REAL ESTATE INVESTMENT TRUST
Statements of Earnings
(Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                           1998              1997
REVENUE
  Rents                                           $     1,596,907         1,219,172
  Interest                                                 25,879            58,250
                                                        1,622,786         1,277,422

EXPENSES
  Property expenses:
    Real estate taxes                                     152,955           179,565
    Repairs and maintenance                                73,130           115,293
    Utilities                                              26,685            35,565
    Management fee                                         75,206            58,294
    Insurance                                              12,040            11,853
    Other                                                  94,197            34,971
  Property expenses, excluding depreciation               434,213           435,541
    Depreciation                                          208,723           203,131
  Total property expenses                                 642,936           638,672
  Interest                                                349,074           365,278
  Administrative fee                                       63,909            63,474
  Other administrative                                     54,610            46,778
                                                        1,110,529         1,114,202

Net earnings                                      $       512,257           163,220

Basic and diluted net earnings per share          $           .13               .04

Distributions to shareholders                     $       310,400           310,400

Distributions to shareholders per share           $           .08               .08

USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                      $     1,551,533        1,193,461
  Interest received                                             25,879           65,787
  Payments for operating expenses                             (237,147)        (641,012)
  Interest paid                                               (348,232)        (364,436)
    Net cash provided by operating activities                  992,033          253,800

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans receivable              -               7,203
  Capital expenditures                                            -            (372,647)
  Other, net                                                     4,165           (8,149)
    Net cash provided (used) by investing activities             4,165         (373,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                                    (106,247)        (118,784)
  Distributions paid to shareholders                          (310,400)        (310,400)
    Net cash used by financing activities                     (416,647)        (429,184)

Net increase (decrease) in cash and cash equivalents           579,551         (548,977)
Cash and cash equivalents at beginning of period             1,606,427        1,733,640
Cash and cash equivalents at end of period             $     2,185,978        1,184,663

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                           $       512,257          163,220
Add (deduct) reconciling adjustments:
  Depreciation                                                 208,723          203,131
  Amortization                                                     842              842
  Increase in rent and other receivables                       (76,192)         (39,816)
  Decrease (increase) in prepaid and deferred expenses          61,976          (77,205)
  Decrease in taxes held in escrow                              11,514           37,536
  Increase  (decrease) in accounts payable
    and accrued expenses                                        12,189          (64,456)
  Increase in due to affiliates                                229,906            8,906
  Increase in advance rents                                     30,818           21,642
Net cash provided by operating activities              $       992,033          253,800

NOTES TO FINANCIAL STATEMENTS

  Note 1: The unaudited interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1997 Annual Report.

  Note 2:   Shareholders' equity, December 31, 1997      $ 15,869,948
                Net earnings                                  512,257
                Dividends to shareholders                    (310,400)
            Shareholders' equity, March 31, 1998         $ 16,071,805

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust had net earnings of
$512,257 ($.13 per share) for the three months ended March
31, 1998 compared to $163,220 ($.04 per share) for the same period a year ago. (All per share amounts are on a basic and diluted basis.) The increase in net earnings from 1997 to 1998 is due primarily to higher revenue.

The Trust's rental income increased by $378,000, or 31%, from the first quarter of 1997. Rents at Geneva Square in Lake Geneva, Wisconsin increased significantly due to the receipt of settlements totaling $333,000, previously reserved as uncollectible, from P.W. Enterprises and MMM Foods, both former tenants. Rents at Kingsley Square in Orange Park, Florida increased by $82,000 due to the Trust's ability to secure OfficeMax as an anchor tenant in 1997. Rents at First Tuesday in Carrollton, Georgia decreased by $44,000 primarily due to percentage rents (additional rents based on tenant sales) received from Belk Rhodes in 1997. Belk Rhodes vacated 49,836 square feet of space in July 1997, though continues to pay rent. Recently, the Trust was successful in leasing this space to Martin's Family Clothing pursuant to a ten year lease. At March 31, 1998, overall leased occupancy of the Trust's portfolio was 87%.

Total property expenses excluding depreciation, as a percentage of rental income, decreased from 36% in 1997 to 27% in 1998. Real estate taxes decreased by $27,000 from 1997 primarily due to the Trust's success in appealing the tax assessments and reducing the assessed values at Mendenhall Commons in Memphis, Tennessee and Geneva Square. Repairs and maintenance decreased by $42,000 from 1997 due primarily to tenant remodeling expenses and roof repairs incurred in 1997 that were not required in 1998. Utilities decreased by 25% during the first quarter of 1998 primarily due to the mild winter experienced at Geneva Square. Management fees increased by 29% from 1997 due to the increase in rents as mentioned above. Other property expenses increased by $59,000 primarily due to unamortized lease commissions at First Tuesday (pertaining to Luria's, a former tenant) being written off in the amount of $46,000 in 1998 and due to various insurance claims totaling $12,000 being paid in the first quarter of 1998 at Geneva Square.

Other administrative expenses increased by $8,000 during the first quarter of 1998 compared to last year, due to legal expenses incurred in connection with the Trust's efforts to maximize shareholder value. As previously reported, the Board of Trustees has been exploring various strategic alternatives with the intent to maximize shareholder value. Raymond James & Associates, Inc. has been engaged as financial advisor to assist the Trust with these ongoing efforts.

Yamaha Motor Corporation, the sole tenant at Yamaha
Warehouse in Cudahy, Wisconsin, has notified the Trust of their intent to exercise both of their remaining one year options in order to renew their lease for two more years.
The lease will expire in June 2000.

Capital resources of the Trust consist of equity in real estate investments. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($2,185,978 at March 31, 1998) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

The Board of Trustees declared a first quarter distribution of $.08 per share, payable May 18, 1998 to shareholders of record May 7, 1998. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.

USP Real Estate Investment Trust's Annual Shareholder
Meeting will be held on Tuesday, July 14, 1998 in Cedar
Rapids, Iowa.

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of 1998.

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



Dated:  May 8, 1998