Form 10-Q
period 1998-06-30
USP REAL ESTATE INVESTMENT TRUST
filed 1998-08-06
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



    For the quarter ended June 30, 1998    Commission file number 0-7589



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


The number of shares of beneficial interest of the registrant outstanding at August 4, 1998 was 3,880,000.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                                  June 30,                December 31,
                                                             1998            1997            1997

ASSETS
  Real estate
    Land, buildings and improvements at cost        $    40,722,496      40,493,090        40,694,216
    Less accumulated depreciation                       (12,540,113)    (11,722,681)      (12,122,752)
                                                         28,182,383      28,770,409        28,571,464
  Mortgage loans receiveable, net of deferred gain            -           1,246,348            -
     Real estate and mortgage loans receivable           28,182,383      30,016,757        28,571,464
  Cash and cash equivalents                               2,137,965         845,581         1,606,427
  Rents and other receivables                               260,827         298,664           421,637
  Prepaid and deferred expenses                             288,524         355,956           351,874
  Taxes held in escrow                                      197,359         165,423           153,016

                                                    $    31,067,058      31,682,381        31,104,418


LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Mortgage loans payable                          $    13,925,439      14,578,979        14,140,584
    Accounts payable and accrued expenses                   742,177         683,640           560,917
    Due to affiliates                                        93,279          54,371            97,473
    Distribution declared                                   310,400         310,400           310,400
    Tenant deposits                                          81,457          76,473            80,818
    Other                                                    44,637          54,534            44,278
                                                         15,197,389      15,758,397        15,234,470

  Shareholders' Equity
    Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                       3,880,000       3,880,000         3,880,000
    Additional paid-in capital                           11,989,669      12,018,890        11,989,948
    Undistributed net earnings                                -              25,094            -
                                                         15,869,669      15,923,984        15,869,948

                                                    $    31,067,058      31,682,381        31,104,418

USP REAL ESTATE INVESTMENT TRUST
Statements of Earnings
(Unaudited)

                                                        Three Months Ended          Six Months Ended
                                                              June 30,                   June 30,
                                                         1998         1997          1998          1997
REVENUE
  Rents                                             $  1,236,203    1,184,094     2,833,110    2,403,266
  Interest                                                30,500       52,224        56,379      110,474
                                                       1,266,703    1,236,318     2,889,489    2,513,740

EXPENSES
  Property expenses:
    Real estate taxes                                    152,955      170,571       305,910      350,136
    Repairs and maintenance                              111,739       73,637       184,869      188,930
    Utilities                                             22,617       33,440        49,302       69,005
    Management fee                                        56,668       52,943       131,874      111,237
    Insurance                                             10,757       11,129        22,797       22,982
    Other                                                 19,798       37,941       113,995       72,910
  Property expenses, excluding depreciation              374,534      379,661       808,747      815,200
    Depreciation                                         208,638      203,131       417,361      406,262
  Total property expenses                                583,172      582,792     1,226,108    1,221,462
  Interest                                               346,425      362,431       695,499      727,709
  Administrative fee                                      63,909       64,320       127,818      127,794
  Other administrative                                   164,933       60,473       219,543      107,253
                                                       1,158,439    1,070,016     2,268,968    2,184,218

Net earnings                                        $    108,264      166,302       620,521      329,522

Basic and diluted net earnings per share            $        .03          .04           .16          .08

Distributions to shareholders                       $    310,400      310,400       620,800      620,800

Distributions to shareholders per share             $        .08          .08           .16          .16

USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                                           Six Months Ended
                                                                                 June 30,
                                                                         1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                                  $  2,994,176       2,542,813
  Interest received                                                      56,379         118,011
  Payments for operating expenses                                      (970,433)     (1,168,889)
  Interest paid                                                        (693,816)       (726,026)
    Net cash provided by operating activities                         1,386,306         765,909

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans receivable                         -           14,578
  Capital expenditures                                                  (28,280)       (809,811)
  Other, net                                                              9,457           2,565
    Net cash used by investing activities                               (18,823)       (792,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                                             (215,145)       (240,500)
  Distributions paid to shareholders                                   (620,800)       (620,800)
    Net cash used by financing activities                              (835,945)       (861,300)

Net increase (decrease) in cash and cash equivalents                    531,538        (888,059)
Cash and cash equivalents at beginning of period                      1,606,427       1,733,640
Cash and cash equivalents at end of period                         $  2,137,965         845,581

RECONCILIATION OF NET EARNINGS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                                       $    620,521         329,522
Add (deduct) reconciling adjustments:
  Depreciation                                                          417,361         406,262
  Amortization                                                            1,683           1,683
  Decrease in rent and other receivables                                160,707         148,120
  Decrease (increase) in prepaid and deferred expenses                   52,952        (107,510)
  Increase in taxes held in escrow                                      (44,343)        (18,552)
  Increase  (decrease) in accounts payable
    and accrued expenses                                                181,260            (505)
  Increase (decrease) in due to affiliates                               (4,194)          7,925
  Increase (decrease) in advance rents                                      359          (1,036)
Net cash provided by operating activities                          $  1,386,306         765,909

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

Note 2:   Shareholders' equity, December 31, 1997     $  15,869,948
              Net Earnings                                  620,521
              Dividends to shareholders                    (620,800)
          Shareholders' equity, June 30, 1998         $  15,869,669


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust's net earnings for the three and six months ended June 30, 1998 were $108,264 ($.03 per share) and $620,521 ($.16 per share), respectively, compared to $166,302 ($.04 per share) and $329,522 ($.08 per share) for the same periods in 1997. (All per share amounts are on a basic and diluted basis.) The increase in net earnings from 1997 to 1998 is due primarily to higher revenue.

The Trust's rental income for the first six months of 1998 increased by $430,000, or 18%, from the first six months of 1997. Rents at Geneva Square in Lake Geneva, Wisconsin increased significantly due to the receipt of settlements totaling $333,000, previously reserved as uncollectible, from P.W. Enterprises and MMM Foods, both former tenants. Rents at Kingsley Square in Orange Park, Florida increased by $132,000 due to the Trust's ability to secure OfficeMax as an anchor tenant in 1997. Rents at First Tuesday in Carrollton, Georgia decreased by $63,000 in 1998 primarily due to lack of percentage rents (additional rents based on tenant sales) received from Belk Rhodes in 1997. Belk Rhodes vacated 49,836 square feet of space in July 1997, though continued to pay base rent. On July 30, 1998, this space was occupied by Martin's Family Clothing, pursuant to a ten year lease. At June 30, 1998, overall leased occupancy of the Trust's portfolio was 81%. Interest income for the first six months of 1998 was $54,000 less than 1997 due to lower average interest rates and a lower average balance of funds available for investment.

Total property expenses excluding depreciation, as a percentage of rental income, decreased from 34% in 1997 to 29% in 1998. Real estate taxes decreased by $44,000 from 1997 primarily due to the Trust's success in appealing the tax assessments and reducing the assessed values at Geneva Square and several of the other properties. Utilities decreased by $20,000 during the first six months of 1998 primarily due to the mild winter experienced at Geneva Square. Management fees increased by 19% from 1997 due to the increase in rents as mentioned above. Other property expenses increased by $41,000 primarily due to unamortized lease commissions at First Tuesday (pertaining to Luria's, a former tenant) being written off in 1998 and due to various insurance claims totaling
$12,000  being  paid in the first quarter of  1998  at  Geneva
Square.

Other administrative expenses increased by $112,000 during the first six months of 1998 compared to the same period last year. The increase is due to legal expenses incurred during the second quarter of 1998 in connection with the Trust's efforts to maximize shareholder value. As previously reported, the Board of Trustees has been exploring various strategic alternatives with the intent to maximize shareholder value. Raymond James & Associates, Inc. has been engaged as financial advisor to assist the Trust with these ongoing efforts.

Yamaha Motor Corporation, the sole tenant at Yamaha Warehouse in Cudahy, Wisconsin, has notified the Trust of their intent to exercise both of their remaining one year options in order to renew their lease for two more years. The lease will now expire in June 2000. Strong winds recently damaged a portion of the building, but all repairs will be covered by the tenant's insurance proceeds.

Capital  resources  of the Trust consist  of  equity  in  real estate investments. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($2,137,965 at June 30, 1998) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

The Trust has begun an initiative to refinance the real estate properties. The North Park Plaza and Mendenhall Commons mortgages mature on March 1, 1999 and need to be refinanced. Since the current interest rate environment is favorable and prepayment penalties associated with most of the other mortgage loans are relatively low, the Trustees believe it is in the best interest of the shareholders to attempt a refinancing at this time.

The Board of Trustees declared a second quarter distribution of $.08 per share, payable August 17, 1998 to shareholders of record August 4, 1998. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.


PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Trust's annual meeting of shareholders on July 14, 1998, 81% of the Trust's outstanding shares were represented (in person or by proxy). All four incumbent Trustees were re-elected to the Board of Trustees, with each receiving at least 85% of the vote for the shares represented. The vote tabulation for each Trustee was as follows:

Trustee                   Votes For         Votes Withheld
Gary A. Downing           2,711,006            447,616
Patrick E. Falconio       2,713,272            445,350
Edwin L. Ingraham         2,711,531            447,091
Samuel L. Kaplan          2,712,531            446,091

Item 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of 1998.


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


Dated:  August 4, 1998