Form 10-Q
period 1998-09-30
USP REAL ESTATE INVESTMENT TRUST
filed 1998-11-13
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended September 30, 1998     Commission file number 0-7589



            USP  REAL  ESTATE  INVESTMENT  TRUST
   (Exact name of registrant as specified in its charter)



                      Iowa                                42-6149662
(State or other jurisdiction of incorporation or       (I.R.S. Employer
                 organization)                       Identification No.)


       4333 Edgewood Road N.E., Cedar Rapids, IA                52499
       (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (319) 398-8975


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


The number of shares of beneficial interest of the registrant outstanding at November 13, 1998 was 3,880,000.


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                                    September 30,      December 31,
                                                                  1998       1997           1997

ASSETS
  Real estate
    Land, buildings and improvements at cost            $     40,722,496   40,695,104   40,694,216
    Less accumulated depreciation                            (12,747,098) (11,922,726) (12,122,752)
                                                              27,975,398   28,772,378   28,571,464
  Mortgage loans receiveable, net of deferred gain                 -        1,238,796         -
     Real estate and mortgage loans receivable                27,975,398   30,011,174   28,571,464
  Cash and cash equivalents                                    1,809,854      502,324    1,606,427
  Rents and other receivables                                    354,272      371,494      421,637
  Prepaid and deferred expenses                                  278,337      340,302      351,874
  Taxes held in escrow                                           159,467       97,160      153,016

                                                        $     30,577,328   31,322,454   31,104,418


LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities
    Mortgage loans payable                              $     13,813,825   14,454,257   14,140,584
    Accounts payable and accrued expenses                        619,498      698,118      560,917
    Due to affiliates                                             48,442       43,954       97,473
    Distribution declared                                        310,400      310,400      310,400
    Tenant deposits                                               80,095       71,235       80,818
    Other                                                         32,924       64,801       44,278
                                                              14,905,184   15,642,765   15,234,470

  Shareholders' Equity
    Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                            3,880,000    3,880,000    3,880,000
    Additional paid-in capital                                11,792,144   11,799,689   11,989,948
                                                              15,672,144   15,679,689   15,869,948

                                                        $     30,577,328   31,322,454   31,104,418

USP REAL ESTATE INVESTMENT TRUST
Statements of Earnings
(Unaudited)

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,              September 30,
                                                               1998         1997          1998        1997
REVENUE
  Rents                                               $     1,201,595   1,200,960      4,034,705   3,604,226
  Interest                                                     29,021      49,495         85,400     159,969
                                                            1,230,616   1,250,455      4,120,105   3,764,195

EXPENSES
  Property expenses:
    Real estate taxes                                         152,955     170,150        458,865     520,286
    Repairs and maintenance                                   132,259     191,353        317,128     380,283
    Utilities                                                  33,309      25,963         82,611      94,968
    Management fee                                             55,442      55,980        187,316     167,217
    Insurance                                                  10,757      12,039         33,554      35,021
    Other                                                      37,107      35,277        151,102     108,187
  Property expenses, excluding depreciation                   421,829     490,762      1,230,576   1,305,962
    Depreciation                                              206,985     200,045        624,346     606,307
  Total property expenses                                     628,814     690,807      1,854,922   1,912,269
  Interest                                                    343,753     359,525      1,039,252   1,087,234
  Administrative fee                                           63,909      64,536        191,727     192,330
  Other administrative                                         81,265      69,482        300,808     176,735
                                                            1,117,741   1,184,350      3,386,709   3,368,568

Net earnings                                          $       112,875      66,105        733,396     395,627

Basic and diluted net earnings per share              $           .03         .02            .19         .10

Distributions to shareholders                         $       310,400     310,400        931,200     931,200

Distributions to shareholders per share               $           .08         .08            .24         .24

USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                         1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                              $      4,090,636     3,675,732
  Interest received                                                      85,400       167,506
  Payments for operating expenses                                    (1,662,072)   (1,677,658)
  Interest paid                                                      (1,036,728)   (1,084,710)
    Net cash provided by operating activities                         1,477,236     1,080,870

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collections on mortgage loans receivable                       -           22,130
  Capital expenditures                                                  (28,280)   (1,011,825)
  Other, net                                                             12,430       (26,069)
    Net cash used by investing activities                               (15,850)   (1,015,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                                             (326,759)     (365,222)
  Distributions paid to shareholders                                   (931,200)     (931,200)
    Net cash used by financing activities                            (1,257,959)   (1,296,422)

Net increase (decrease) in cash and cash equivalents                    203,427    (1,231,316)
Cash and cash equivalents at beginning of period                      1,606,427     1,733,640
Cash and cash equivalents at end of period                     $      1,809,854       502,324

Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings                                                   $        733,396       395,627
Add (deduct) reconciling adjustments:
  Depreciation                                                          624,346       606,307
  Amortization                                                            2,524         2,524
  Decrease in rent and other receivables                                 67,285        76,965
  Decrease (increase) in prepaid and deferred expenses                   57,940       (63,823)
  Decrease (increase) in taxes held in escrow                            (6,451)       49,711
  Increase in accounts payable
    and accrued expenses                                                 58,581        13,973
  Decrease in due to affiliates                                         (49,031)       (2,492)
  Increase (decrease) in advance rents                                  (11,354)        2,078
Net cash provided by operating activities                      $      1,477,236     1,080,870

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

Note 2:   Shareholders' equity, December 31, 1997    $    15,869,948
              Net earnings                                   733,396
              Distributions to shareholders                 (931,200)
          Shareholders' equity, September 30, 1998   $    15,672,144


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust's net earnings for the three and nine months ended September 30, 1998 were $112,875 ($.03 per share) and $733,396 ($.19 per share), respectively, compared to $66,105 ($.02 per share) and $395,627 ($.10 per share) for the same periods in 1997. (All per share amounts are on a basic and diluted basis.) The increase in year-to-date net earnings from 1997 to 1998 continues to be primarily the result of higher revenues.

The Trust's rental income for the first nine months of 1998 increased by $430,000, or 12%, from the first nine months of 1997. Rents at Geneva Square in Lake Geneva, Wisconsin increased significantly due to the receipt of settlements totaling $333,000, previously reserved as uncollectible, from P.W. Enterprises and MMM Foods, both former tenants. Rents at Kingsley Square in Orange Park, Florida increased by $180,000 due to the Trust's ability to secure OfficeMax as an anchor tenant in 1997. Rents at First Tuesday in Carrollton, Georgia decreased by $88,000 in 1998 primarily due to the lack of base rent and percentage rents (additional rents based on tenant sales) received from Belk Rhodes in 1997. Belk Rhodes vacated 49,836 square feet of space in July 1997, though continued to pay base rent. On July 30, 1998, this space was occupied by Martin's Family Clothing, pursuant to a ten year lease. At September 30, 1998, overall leased occupancy of the Trust's portfolio was 88%. Interest income for the first nine months of 1998 was $75,000 less than 1997 due to a lower balance of funds available for investment and a lower average interest rate earned on the available funds.

Total property expenses excluding depreciation, as a percentage of rental income, decreased from 36% in 1997 to 30% in 1998. Real estate taxes decreased by $61,000 from 1997 primarily due to the Trust's success in appealing the tax assessments and reducing the assessed values at Geneva Square and several of the other properties. Repairs and maintenance decreased by $63,000 during the first nine months of 1998 primarily due to tenant remodeling expenses along with parking lot and roof repairs incurred in 1997. Utilities decreased by $12,000, or 13%, during the first nine months of 1998 primarily due to the mild winter experienced at Geneva Square. Management fees increased by 12% from 1997 due to the increase in rents as mentioned above. Other property expenses increased by $43,000 primarily due to unamortized lease commissions at First Tuesday (pertaining to Luria's, a former tenant) being written off in 1998 and due to various insurance claims totaling $12,000 being paid in the first quarter of 1998 at Geneva Square.

Other administrative expenses increased by $124,000 during the first nine months of 1998 compared to the same period last year. The increase is primarily due to legal expenses incurred during 1998 in connection with the Trust's efforts to maximize shareholder value. As previously reported, the Board of Trustees has been exploring various strategic alternatives with the intent to maximize shareholder value. Raymond James & Associates, Inc. has been engaged as financial advisor to assist the Trust with these ongoing efforts.

In March 1998, Yamaha Motor Corporation, the sole tenant at Yamaha Warehouse in Cudahy, Wisconsin, exercised both of their remaining one year options in order to renew their lease for two more years. The lease now expires in June 2000. As reported last quarter, strong winds damaged a portion of the building. The building has been repaired and all repairs were covered by the tenant's insurance proceeds.

Capital  resources  of the Trust consist  of  equity  in  real estate investments. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($1,809,854 at September 30, 1998) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

The Trust is continuing its initiative to refinance the real estate properties. The North Park Plaza and Mendenhall Commons mortgages mature on March 1, 1999 and need to be refinanced. Since the current interest rate environment is favorable and prepayment penalties associated with most of the other mortgage loans are relatively low, the Trustees believe it is in the best interest of the shareholders to attempt a refinancing of the entire portfolio. The mortgage on Yamaha would be excluded due to its high prepayment penalty.

The Board of Trustees declared a third quarter distribution of $.08 per share, payable November 16, 1998 to shareholders of record November 3, 1998. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.

YEAR 2000 ISSUE
Management of the Trust is well aware of the issues and concerns surrounding the potential problems associated with computer systems that may not be able to distinguish the year 2000 from the year 1900, typically referred to as "the year
2000  issue."   The Trust does not own or use any  information
technology directly, because all services necessary to conduct the day-to-day operations of the Trust are performed by AEGON USA Realty Advisors, Inc. and its affiliates (the Advisor).
Nevertheless,  the  Trust  could  be  adversely  affected   if
computer systems, as well as certain embedded technology, used by the Advisor, tenants, vendors, financial institutions and other third parties do not properly process and calculate date-related information and data from and after January 1, 2000.

The most significant risks associated with year 2000 issues that could negatively impact the Trust include failure of tenants to pay rent, failure by the Trust to pay its own obligations, failure of various building systems at the Trust's real estate properties, failure of any and all third parties to provide services and failure of any and all information, accounting and recordkeeping systems or processes. The reasons for such failures could range from a simple inability to process electronic information in a timely manner to a total business failure somehow related to, or the result of, the year 2000 issue.

The Advisor has developed plans to modify, upgrade and/or replace portions of its information technology to ensure that its computer systems will function properly in the year 2000 and thereafter, and is in process of obtaining reasonable assurances that comparable steps are being taken by the Trust's' other major service providers. The Advisor is targeted to be year 2000 compliant by December 31, 1998 and to conduct revalidation testing of its systems throughout 1999, including the development of business continuity and contingency plans.

The Trust is not expected to incur any direct costs associated with year 2000 issues. Based on these efforts to date, management of the Trust is not aware of any consequence of the year 2000 issue that it believes would have a material effect on the Trust's business, results of operations or financial condition. There can be no assurance, however, that these efforts will be sufficient to avoid any adverse impact to the Trust.


Item 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of 1998.


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

Dated:  November 13, 1998