Form 10-K
period 1998-12-31
USP REAL ESTATE INVESTMENT TRUST
filed 1999-03-29
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998    Commission file number 0-7589


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

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 5, 1999 was $8,321,765.

The number of shares of beneficial interest of the registrant outstanding at March 5, 1999 was 3,880,000.

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

Source of Funds and Financing

The principal source of funds for investment by USP was $25 million in proceeds from its initial public offering of shares. The Trust ceased the issuance of shares from this offering in 1978. The Trust completed a secondary offering of its shares in 1988, raising nearly $10 million. Since substantially all of the Trust's net income must be distributed to shareholders in order to qualify as a real estate investment trust, USP has relied primarily on cash generated from operations and property sales in excess of shareholder distributions, along with borrowings secured by mortgages on specific properties, to finance real estate investments. Outstanding indebtedness of USP may not, according to the Declaration of Trust, exceed four hundred percent of the Trust's net assets (shareholders' equity plus accumulated depreciation). The aggregate principal amount of mortgage indebtedness and net assets of the Trust as of December 31, 1998 were $10,897,933 and $26,792,268, respectively.

The Trust may finance future real estate investments through additional borrowings secured by mortgages on the Trust's real estate properties. USP currently has no commitments or arrangements for any such financing and there can be no assurance that suitable financing will be available on terms satisfactory to the Trust in the future.

Competition

USP's portfolio competes with other similar properties in its respective markets, some of which are newer than the USP properties. A strengthening U.S. economy, a low level of commercial real estate construction, and strong leasing efforts were factors resulting in a strong occupancy of Trust properties during the last three years. Overall leased occupancy for the entire portfolio was 96% at December 31, 1998, compared to 87% at December 31, 1997 and 88% at December 31, 1996.


Item 2.  Properties

Real Estate Investments

The Trust has direct ownership of six commercial real estate properties. These real estate investments are diversified geographically with 69% of the portfolio located in the Southeast, 25% in the Southwest and 6% in the Great Lakes Region based on the cost of the properties.

Properties owned by the Trust are leased to tenants either on a managed basis or under net lease arrangements. As the owner of managed property the Trust receives gross rentals and incurs operating expenses, such as property taxes, insurance, repairs, maintenance and common area utilities. Under net lease arrangements, the tenant, rather than the Trust, pays all operating expenses related to the leased premises. At December 31, 1998, five commercial properties were being leased on a managed basis and one property was leased on a net lease basis.

The five managed commercial properties consisted of four shopping centers and one business park. Managed commercial properties comprised 94% of the Trust's investment portfolio in 1998, compared to 95% in 1997 and 1996. Managed commercial properties provided 91% of USP's annual revenue in 1998, compared to 89% in 1997 and 88% in 1996. All managed properties have at least one tenant representing 22% or more of the revenue from that property. The Kroger Company at Mendenhall Commons in Memphis, Tennessee and Safeway at North Park Plaza in Phoenix, Arizona each represent approximately 12% of the total revenue of the Trust under leases expiring in 2012 and 2018, respectively.

The net leased property is an office/warehouse which represented approximately 6% of the Trust's investment portfolio in 1998, compared to 5% in 1997 and 1996, and generated 7% of the Trust's annual revenue in 1998, 1997, and in 1996. Trust properties and operations are summarized in the table on the next page.

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

                                Real Estate Cost               1998 Revenue
                              at December 31, 1998


                                   Amount     Percent       Amount       Percent

Managed
Kingsley Square
   Orange Park, Florida        $  5,743,758       17%    $   775,274        15%
First Tuesday Mall
   Carrollton, Georgia            7,168,583       21         820,553        16
Mendenhall Commons
   Memphis, Tennessee             8,795,032       25         976,643        18
North Park Plaza
   Phoenix, Arizona               8,680,330       25       1,135,596        21
Presidential Drive
   Atlanta, Georgia               1,922,882        6         327,317         6


                                 32,310,585       94       4,035,383        76


Net Leased
Yamaha Warehouse
   Cudahy, Wisconsin              2,197,937        6         371,100         7


Properties sold                         ---      ---         802,144        15

Trust operations                        ---      ---         123,328         2


                               $ 34,508,522      100%    $ 5,331,955       100%


                                 Largest Tenant
                                                                        Percent of   Percent
                             Name of              Lease                  Property    of Trust
                             Tenant             Expiration     Revenue    Revenue    Revenue

Managed
Kingsley Square
   Orange Park, Florida    OfficeMax                2012      $246,584      32%         5%
First Tuesday Mall
   Carrollton, Georgia     Winn Dixie               2004       188,152      23          3

Mendenhall Commons
   Memphis, Tennessee      Kroger                   2012       644,083      66         12

North Park Plaza
   Phoenix, Arizona        Safeway                  2018       625,034      55         12

Presidential Drive
   Atlanta, Georgia        H. S. Photo              2000        74,849      23          1


                                                             1,778,702                 33

Net Leased
Yamaha Warehouse
   Cudahy, Wisconsin       Yamaha Motor Corp.       2000       371,100     100          7


                                                            $2,149,802                 40%

Recent Transactions

In December 1998, the Trust sold Geneva Square in Lake Geneva, Wisconsin for cash of $4,500,000. The Trust paid selling expenses of $20,165 and retired mortgage indebtedness on the property of $2,803,790. Gain on the sale was $528,282. Earlier in the year, the Trust received $248,000 from P.W. Enterprises, a tenant at Geneva Square, in final settlement of a bankruptcy claim filed in 1996.

During 1998, the Safeway lease at North Park Plaza in Phoenix, Arizona was extended to 2018 and modified to include an additional 18,000 square feet vacated in 1996 by Staples, Inc. Safeway is in the process of expanding into the former Staples space and is also remodeling their existing space. Safeway is responsible for the entire cost of the remodeling project.

At First Tuesday Mall in Carrollton, Georgia, the Trust had a lease with Belk Rhodes for 49,836 square feet. Belk Rhodes vacated this space in 1997 but continued to pay base rent. On July 30, 1998, this space was occupied by Martin's Family Clothing, pursuant to a ten year lease.

At Kingsley Square in Orange Park, Florida, the Trust has a lease with Publix Super Markets for 34,400 square feet. In 1997 the Trust received written notice from Publix that they planned to close their store and move to a new location. It is anticipated that Publix will vacate their space at the end of March 1999.
The Trust anticipates receiving rent from Publix for the remainder of the lease term, which expires in February 2000. The Trust is attempting to secure a new tenant for this space.

The Yamaha Warehouse facility in Cudahy, Wisconsin has a lease with Yamaha Motor Corporation, its sole tenant. In March 1998, Yamaha exercised both of their remaining one-year options in order to renew their lease for two more years. The lease expires in June 2000. The Trust will be seeking a new lease with Yamaha or some other prospective tenant.

On February 1, 1999, the Trust prepaid the mortgage loan on Presidential Drive Business Park. The prepayment amount, including a 1% prepayment fee of $7,065 to the lender, was $713,548. On February 5, 1999, the Trust prepaid the mortgage loan on First Tuesday Mall. The prepayment amount, including a 1% prepayment fee of $4,636 to the lender, was $468,281.

On March 1, 1999, the mortgage loans payable on Mendenhall Commons and North Park Plaza matured, with remaining principal balances of $3,930,120 and $3,944,537, respectively. The Trust refinanced these properties with Monumental Life Insurance Company, an affiliate of AEGON Realty Advisors. The loan amount for Mendenhall is $3,925,000 with monthly debt service of $30,430. The loan amount for North Park is $3,940,000 with monthly debt service of $30,547. Debt service on both loans include principal amortization over twenty years and interest at an initial rate of 7%, which will be adjusted quarterly based on three month LIBOR plus 2%. The loans mature in one year and may be prepaid at any time without penalty.

The operating results and financial condition of the Trust greatly depend upon all tenants continuing to pay rent, and the Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

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

Identification of Market and Price Range

At March 5, 1999, the Trust had 3,880,000 shares of beneficial interest issued and outstanding to 1,918 shareholders of record. The Trust's shares of beneficial interest are traded over-the-counter on the Nasdaq SmallCap Market under the symbol USPTS. At March 5, 1999, the Trust's per share high and low sales prices were $3.9375 and $3.875, respectively, as obtained from Wedbush/Morgan Securities, Inc., Newport Beach, California, Stifel Nicolaus, St. Louis, Missouri, and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Trust. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Market Price Range

                           Over-the-Counter Sales Prices

Quarter Ended              High         Low          Close
     1998
March 31                   4 3/4        4 1/8        4 1/2
June 30                    5            4 5/16       4 5/8
September 30               7 1/2        3 7/8        5 5/8
December 31                6 1/4        3 3/4        3 7/8

     1997
March 31                   4 11/16      4 1/8        4 1/2
June 30                    4 7/8        3 7/8        4 3/4
September 30               5            4 1/4        4 5/8
December 31                5 3/8        4            4 1/8


Income Tax Information

The percentages indicated below, multiplied by the amount of distributions received or reinvested during the year, result in the amount to be reported for income tax purposes. A Form 1099 is mailed to shareholders at the end of each year reflecting the distributions paid by the Trust in that year.

Dividend Character

                                      1998       1997        1996

Ordinary Income                      76.21%      50.75%      86.10%

Capital Gains                        23.79%        ---         ---

Return of Capital                      ---       49.25%      13.90%
Total                               100.00%     100.00%     100.00%

Distributions paid, per share         $.32        $.32        $.32


Advisor

AEGON USA Realty Advisors, Inc.
Cedar Rapids, Iowa


Stock Transfer and Dividend Reinvestment Agent

USP Real Estate Investment Trust
c/o Boston EquiServe, L.P.
P.O. Box 8200
Boston, MA  02266-8200
Telephone:  1-800-426-5523


10-K Information

The 1998 Form 10-K filed with the Securities and Exchange Commission (exclusive of certain exhibits) is available without charge upon written request to Roger L. Schulz, Controller, USP Real Estate Investment Trust, 4333 Edgewood Road N.E., Cedar Rapids, Iowa 52499-5441.

Item 6.  Selected Financial Data

Years Ended December 31                              1998           1997        1996        1995        1994


Revenue                                        $  5,331,955     5,012,087    5,217,313   5,618,014   6,179,495

Earnings from Operations                       $    943,975       637,129      946,230   1,100,149     934,605
Net Gain on Sale or Disposition of Property    $    528,282       259,157          ---         ---     788,588

Net Earnings                                   $  1,472,257       896,286      946,230   1,100,149   1,723,193

Distributions to Shareholders                  $  1,241,600     1,241,600    1,241,600   1,202,800   1,008,800

Per Share*
   Earnings from Operations                    $        .24           .16          .24         .28         .24
   Basic and Diluted Net Earnings              $        .38           .23          .24         .28         .44
   Distributions to Shareholders               $        .32           .32          .32         .31         .26

Real Estate and Mortgage
   Loans Receivable                            $ 23,816,859    28,571,464   29,627,786  30,434,137  31,237,604

Total Assets                                   $ 27,932,493    31,104,418   32,207,728  32,853,270  34,333,593

Mortgage Loans Payable                         $ 10,897,933    14,140,584   14,819,479  15,271,385  16,853,303

Total Liabilities                              $ 11,831,888    15,234,470   15,992,466  16,342,638  17,720,310

Shareholders' Equity                           $ 16,100,605    15,869,948   16,215,262  16,510,632  16,613,283

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

Results of Operations

The Trust owns shopping centers, an office park and an office warehouse facility in six U.S. cities. The Trust's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of December 31, 1998, the combined leased occupancy of the Trust's six properties was 96%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

The Trust sold Geneva Square in Lake Geneva, Wisconsin on December 22, 1998 for $4,500,000, recognizing a gain on the sale of $528,282. One of the anchor tenants at Geneva Square filed for bankruptcy and closed its 63,146 square foot store in 1996, representing 44% of the square feet at Geneva Square. Due to the size of this vacant space in relation to the demographics of the Lake Geneva real estate market, the Trust was unable to locate a suitable replacement tenant. This vacant space had a negative impact on the Trust's cash flow, and along with the prospect of a competing center to be built nearby, led the Trust to market the property for sale. The Trust was successful in selling the property in a short period of time.

1998 compared to 1997

The Trust's net earnings for the year ended December 31, 1998 were $1,472,257 ($.38 per share) compared to $896,286 ($.23 per share) for the year ended December 31, 1997. The net earnings for 1998 include a net gain on sale of $528,282 ($.14 per share) from the sale of Geneva Square Shopping Center in December 1998. The net earnings for 1997 include a net gain of $259,157 ($.07 per share) realized from a previously deferred installment sale. (All per share amounts are on a basic and diluted basis.) The increase in net earnings is primarily due to the gain from the sale of Geneva Square and rent settlements collected in 1998 from two previous tenants at Geneva Square.

Rental income was $5,218,707 in 1998 compared to $4,802,974 in 1997. This increase of $415,733 was primarily due to the receipt of settlements in the amount of $333,000 from two previous tenants at Geneva Square. Rental income increased by $175,415 at Kingsley Square in Orange Park, Florida due to OfficeMax, which began paying rent in May 1997. Rents at North Park Plaza Shopping Center in Phoenix, Arizona increased by $86,519 but was offset by a $78,228 decrease at First Tuesday Mall in Carrollton, Georgia.

Interest income was $113,248 in 1998 compared to $209,113 in 1997, a decrease of 46% due a lower balance of funds available for investment.

Property expenses before depreciation were $1,634,237 in 1998 compared to $1,705,298 in 1997, representing 31% of rental income for 1998 and 36% of rental income for 1997. Real estate taxes decreased by 8% as all properties experienced a reduction in property taxes. Repairs and maintenance expenses decreased by $102,978 or 19% due to tenant improvements made in 1997. Other property expenses increased by $66,132 or 43% primarily due to an increase in lease commissions, particularly at First Tuesday where unamortized lease commissions pertaining to Luria's, a former tenant, were written off in 1998.

Interest expense declined by $68,306 from 1997 to 1998 due to the normal amortization of mortgage loans payable and due to the underlying mortgage loan on College Square, which was assigned in December 1997. Other administrative expenses increased by $128,517 in 1998 primarily due to legal fees in connection with the Trust's efforts to maximize shareholder value. As previously reported, the Board of Trustees has been exploring various strategic alternatives with the intent to maximize shareholder value. Raymond James & Associates, Inc. has been engaged as financial advisor to assist the Trust with these ongoing efforts.

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

Property expenses before depreciation were $1,705,298 in 1997 compared to $1,609,749 in 1996, representing 36% of rental income for 1997 and 32% of rental income for 1996. Repairs and maintenance increased by $171,000 or 45% due to tenant remodeling expenses along with parking lot, sidewalk, and roof repairs. The increase in repairs and maintenance was partially offset by a decrease in other property expenses which declined from $236,000 in 1996 to $153,000 in 1997. The decline in other property expenses in 1997 is primarily due to substantial legal fees incurred in 1996 related to the bankruptcy of P.W. Enterprises, litigation with former tenants, property appraisals and various consulting expenses.

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

Cash Flow and Funds from Operations

The Trust has for several years used "funds from operations" as a measurement of operating performance. Funds from operations is defined by the Trust as earnings from operations plus depreciation expense. Funds from operations does not represent operating income or cash flows from operations as defined by generally accepted accounting principles, and should not be construed as an alternative to operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Management generally considers funds from operations to be a useful financial performance measure which, together with earnings, cash flows and other information, may be used by investors to evaluate the Trust. Funds from operations as presented by the Trust may not be comparable to similarly titled measures reported by other companies. The Trust's funds from operations for the three years ended December 31, 1998 and other property information are presented on the next page.

                                                                                   Sq. Ft.
                                                        Size         Lease         Expiring
Name and Location                                     (Sq. Ft.)    Expiration      In 1999
Managed
Kingsley Square, Orange Park, Florida                  115,025     1999-2012         5,225
First Tuesday Mall, Carrollton, Georgia                180,371     1999-2008        12,025
Mendenhall Commons, Memphis, Tennessee                  80,184     1999-2012         2,900
North Park Plaza, Phoenix, Arizona                     100,748     1999-2018         6,297
Presidential Drive Business Park, Atlanta, Georgia      62,445     1999-2003        14,545
                                                       538,773                      40,992

Net Leased
Yamaha Warehouse, Cudahy, Wisconsin                    140,040          2000           ---

     Total                                             678,813                      40,992


                                                               Funds from operations*
Name and Location                                         1998         1997           1996
Managed
Kingsley Square, Orange Park, Florida                 $ 456,334      211,012        395,361
First Tuesday Mall, Carrollton, Georgia                 443,774      594,006        553,802
Mendenhall Commons, Memphis, Tennessee                  256,895      320,796        320,673
North Park Plaza, Phoenix, Arizona                      337,055      273,077        224,402
Presidential Drive Business Park, Atlanta, Georgia      153,081      124,227        125,145
                                                      1,647,139    1,523,118      1,619,383

Net Leased
Yamaha Warehouse, Cudahy, Wisconsin                     217,383      208,134        206,014

     Total                                            1,864,522    1,731,252      1,825,397
     Properties sold                                    334,837      (58,464)        75,381
     Non-property Trust operations, net                (424,052)    (229,326)      (143,650)

     Funds from operations                          $ 1,775,307    1,443,462      1,757,128

*Earnings from operations plus depreciation

Liquidity and Capital Resources

The Trust's capital resources consist of its current equity in real estate investments. The Trust maintains its properties in good condition and provides adequate insurance coverage. Liquidity is represented by cash and cash equivalents ($3,423,296 at December 31, 1998) and the continued operation of the Trust's real estate portfolio. This liquidity is considered sufficient to meet current obligations, which include capital expenditures. During 1998, the Trust received net proceeds of $1,618,678 from the sale of Geneva Square.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $1,820,940 for the year ended December 31, 1998. Major applications of cash in 1998 included $1,241,600 for distributions to shareholders and $3,242,651 in principal payments and repayments on mortgage loans payable. The Trust's debt service commitments for mortgage loans payable are described in Note 7 to the Financial Statements.

On February 1, 1999, the Trust prepaid the mortgage loan on Presidential Drive Business Park. The prepayment amount, including a 1% prepayment fee of $7,065 to the lender, was $713,548. On February 5, 1999, the Trust prepaid the mortgage loan on First Tuesday Mall. The prepayment amount, including a 1% prepayment fee of $4,636 to the lender, was $468,281.

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

The Advisor has developed plans to modify, upgrade and/or replace portions of its information technology to ensure that its computer systems will function properly in the year 2000 and thereafter, and is in process of obtaining reasonable assurances that comparable steps are being taken by the Trust's' other major service providers. As of December 31, 1998, substantially all of the Advisor's mission critical systems were year 2000 compliant. The Advisor will continue conducting revalidation testing of its systems throughout 1999, including the development, review, and revision of business resumption and continuity plans.

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

Item 8.  Financial Statements and Supplementary Data

Balance Sheets

                                                                  December 31,


                                                               1998             1997

Assets
Real estate
   Land                                                   $  9,189,243       9,666,409
   Buildings and improvements                               25,319,279      31,027,807
                                                            34,508,522      40,694,216
   Less accumulated depreciation                           (10,691,663)    (12,122,752)
                                                            23,816,859      28,571,464

Cash and cash equivalents                                    3,423,296       1,606,427
Rents and other receivables                                    397,822         421,637
Prepaid and deferred expenses                                  275,653         351,874
Taxes held in escrow                                            18,863         153,016
                                                          $ 27,932,493      31,104,418


Liabilities and Shareholders' Equity
Liabilities
   Mortgage loans payable                                 $ 10,897,933      14,140,584
   Accounts payable and accrued expenses                       418,204         560,917
   Due to affiliates                                           115,722          97,473
   Distribution declared                                       310,400         310,400
   Tenant deposits                                              78,701          80,818
   Other                                                        10,928          44,278
                                                            11,831,888      15,234,470

Shareholders' Equity
   Shares of beneficial interest, $1 par value,
      20,000,000 shares authorized, 3,880,000
      shares issued and outstanding                          3,880,000       3,880,000
   Additional paid-in capital, net of cumulative
      distributions in excess of earnings
      of  $16,411,501 in 1998 and 1997                      11,989,948      11,989,948
   Undistributed net earnings                                  230,657             ---
                                                            16,100,605      15,869,948
                                                          $ 27,932,493      31,104,418


See the accompanying notes to financial statements.

Statements of Earnings

                                                        Years Ended December 31,


                                                    1998            1997            1996
Revenue
   Rents                                       $ 5,218,707       4,802,974      4,965,259
   Interest                                        113,248         209,113        252,054
                                                 5,331,955       5,012,087      5,217,313
Expenses
   Property expenses:
      Real estate taxes                            561,818         610,322        595,318
      Repairs and maintenance                      446,787         549,765        378,432
      Utilities                                    113,939         122,754        123,585
      Management fee                               241,877         221,935        230,045
      Insurance                                     50,299          47,137         46,411
      Other                                        219,517         153,385        235,958
Property expenses, excluding depreciation        1,634,237       1,705,298      1,609,749
      Depreciation                                 831,332         806,333        810,898
Total property expenses                          2,465,569       2,511,631      2,420,647
Interest                                         1,375,031       1,443,337      1,491,534
Administrative fee                                 204,587         205,714        202,378
Other administrative                               342,793         214,276        156,524
                                                 4,387,980       4,374,958      4,271,083

Earnings from operations                           943,975         637,129        946,230

Net gain on sale of property                       528,282         259,157            ---

Net earnings                                   $ 1,472,257         896,286        946,230

Basic and diluted net earnings per share       $       .38             .23            .24

Distributions to shareholders                  $ 1,241,600       1,241,600      1,241,600

Distributions to shareholders per share        $       .32             .32            .32

See the accompanying notes to financial statements.

Statements of Cash Flows

                                                                          Years Ended December 31,

                                                                        1998         1997         1996
Cash flows from operating activities:
   Rents collected                                                 $ 5,219,180    4,825,238     5,167,812
   Interest received                                                   113,248      216,650       250,878
   Payments for operating expenses                                  (2,139,822)  (2,283,645)   (1,889,840)
   Interest paid                                                    (1,371,666)  (1,439,972)   (1,484,924)
      Net cash provided by operating activities                      1,820,940    1,318,271     2,043,926

Cash flows from investing activities:
   Proceeds from property sales, net of closing costs                4,479,835          ---           ---
   Capital expenditures                                                (28,280)  (1,010,937)      (31,713)
   Principal collections on mortgage loans receivable                      ---       28,094        27,166
   Principal repayment on mortgage loans  receivable                       ---    1,298,008           ---
   Other, net                                                           28,625      (34,135)       17,144
      Net cash provided by investing activities                      4,480,180      281,030        12,597
Cash flows from financing activities:
   Principal portion of scheduled mortgage loan payments              (438,861)    (484,914)     (451,906)
   Principal prepayment on mortgage loans payable                   (2,803,790)         ---           ---
   Distributions paid to shareholders                               (1,241,600)  (1,241,600)   (1,241,600)
      Net cash used by financing activities                         (4,484,251)  (1,726,514)   (1,693,506)

Net increase (decrease) in cash and cash equivalents                 1,816,869     (127,213)      363,017
Cash and cash equivalents at beginning of year                       1,606,427    1,733,640     1,370,623
Cash and cash equivalents at end of year                           $ 3,423,296    1,606,427     1,733,640


Reconciliation of net earnings to net cash
   provided by operating activities:
   Net earnings                                                    $ 1,472,257      896,286       946,230

   Gain on sale of property                                           (528,282)    (259,157)          ---
Earnings from operations                                               943,975      637,129       946,230
Add (deduct) reconciling adjustments:
   Depreciation                                                        831,332      806,333       810,898
   Amortization                                                          3,365        3,365         6,610
   Decrease in rents and other receivables                              33,823       26,608       171,497
   Decrease (increase) in prepaid and deferred expenses                 32,106      (80,011)       17,046
   Decrease (increase) in taxes held in escrow                         134,153       (6,145)       (4,093)
   Increase (decrease) in accounts payable and accrued expenses       (142,713)    (123,228)       57,690
   Increase in due to affiliates                                        18,249       51,027         8,168
   Increase (decrease) in advance rents                                (33,350)       3,193        29,880
Net cash provided by operating activities                          $ 1,820,940    1,318,271     2,043,926

See the accompanying notes to financial statements.

Statements of Shareholders' Equity

                                               Years Ended December 31, 1998, 1997 and 1996
                                              Shares of    Additional    Undistributed     Total
                                             Beneficial      Paid-In         Net        Shareholders'
                                              Interest       Capital       Earnings        Equity

Balance at January 1, 1996                 $  3,880,000    12,018,890       611,742     16,510,632
   Net earnings                                     ---           ---       946,230        946,230
   Distributions to shareholders                    ---           ---    (1,241,600)    (1,241,600)

Balance at December 31, 1996               $  3,880,000    12,018,890       316,372     16,215,262
   Net earnings                                     ---           ---       896,286        896,286
   Distributions to shareholders                    ---       (28,942)   (1,212,658)    (1,241,600)

Balance at December 31, 1997               $  3,880,000    11,989,948           ---     15,869,948
   Net earnings                                     ---           ---     1,472,257      1,472,257
   Distribution to Shareholders                     ---           ---    (1,241,600)    (1,241,600)
Balance at December 31, 1998               $  3,880,000    11,989,948       230,657     16,100,605

See the accompanying notes to financial statements.

Notes to Financial Statements

1.  Accounting Policies

The Trust is predominantly in the business of investing in real estate. Investments in real estate are stated at cost. The Trust provides an allowance for valuation of real estate when it is determined that the values have permanently declined below recorded book value.

The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the real estate are less than their carrying amount. If real estate is considered to be impaired, it's carrying amount is written down to fair value and recognized as a net loss on property in the statement of earnings.

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

The Trust follows the operating method of accounting for leases, whereby scheduled rental income is recognized on a straight-line basis over the lease term. Contingent rental income is recognized in the period in which it arises. Interest on mortgage loans receivable and amortization of discounts are recognized as income over the period the respective loans are outstanding. The Trust provides for possible losses on mortgage loans, rents and other receivables when it is determined that collection of such receivables is doubtful. Rents and other receivables are stated net of an allowance for uncollectible accounts of $224,938 in 1998 and $321,764 in 1997. Cash equivalents include investments with original maturities of three months or less.

Gains on real estate sales are recognized for financial accounting purposes in accordance with Statement of Financial
Accounting Standard No. 66, Accounting for Sales of Real Estate.
Deferred gains are recognized as income using the installment method.

Since the Trust has no potentially dilutive securities outstanding, basic and diluted net earnings per share in accordance with Statement of Financial Accounting Standard No.
128, Earnings per Share, are the same.

During 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 establishes standards for reporting information about operating segments, products and markets. Generally, Statement No. 131 requires financial information to be reported on the basis on which it is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Statement, which was required to be adopted by the Trust during 1998, had no impact on the financial statements as the Trust has only one operating segment, which involves the direct ownership of commercial real estate properties substantially on a managed basis.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results of the Trust could differ as a result of those estimates.

2.  Fair Values of Financial Instruments

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
107:

                                       1998                       1997
                               Carrying                   Carrying
                               Value      Fair Value      Value      Fair Value
Assets
Cash and cash equivalents      3,423,296   3,423,296     1,606,427    1,606,427

Liabilities
Mortgage loan payable         10,897,933  11,265,751    14,140,584   14,885,253


3.  Real Estate

Investments in real estate consist entirely of managed and net leased commercial property. Information regarding the Trust's investment in each property is presented in the Schedule of Real
Estate and Accumulated Depreciation below.

Schedule of Real Estate and Accumulated Depreciation


                                                        Initial Cost to Trust


                                                                             Subsequent
                                     Amount of                 Buildings &        Cost
Property Description                Encumbrance      Land     Improvements     Capitalized

Managed
Kingsley Square                  $    429,527      450,000       3,311,660      1,982,098
   Orange Park, FL

First Tuesday Mall                    469,618      595,000       4,347,697      2,225,886
   Carrollton, GA

Mendenhall Commons                  3,935,041    3,134,692       5,597,340         63,000
   Memphis, TN

North Park Plaza                    3,949,314    4,635,147       4,018,353         26,830
   Phoenix, AZ

Presidential Drive                    709,391      344,582       1,424,300        154,000
   Atlanta, GA
                                    9,492,891    9,159,421      18,699,350      4,451,814

Net Leased
Yamaha Warehouse                    1,405,042       26,195         755,756      1,415,986
   Cudahy, WI
Total                            $ 10,897,933    9,185,616      19,455,106      5,867,800

                                  Gross Amount at Which Carried
                                         December 31, 1998
                                                                                                         Life on
                                                                                                         Which
                                                                                                         Depreciation
                                             Buildings &               Accumulated    Date    Date       is computed
Property Description                Land     Improvements     Total    Depreciation   Built   Acquired   (in years)

Managed
Kingsley Square               $   450,000      5,293,758   5,743,758     2,607,761    1975-76     7/79     10-40
   Orange Park, FL

First Tuesday Mall                600,392      6,568,191   7,168,583     3,677,400    1975-78     7/79     10-40
   Carrollton, GA

Mendenhall Commons              3,134,692      5,660,340   8,795,032     1,385,212      1987      2/89     10-40
   Memphis, TN

North Park Plaza                4,633,382      4,046,948   8,680,330       986,189      1963      2/89     10-40
   Phoenix, AZ

Presidential Drive                344,582      1,578,300   1,922,882       631,136      1980     12/84     10-35
   Atlanta, GA
                                9,163,048     23,147,537  32,310,585     9,287,698

Net Leased
Yamaha Warehouse                   26,195      2,171,742   2,197,937     1,403,965      1971      2/72     15-40
   Cudahy, WI
Total                         $ 9,189,243     25,319,279  34,508,522    10,691,663




The activity in real estate and related depreciation for the three years ended December 31, 1998 is summarized in the table below.

Real Estate                                        Years Ended December 31,

                                               1998           1997            1996
    Cost
Beginning of year                        $  40,694,216    39,683,279      39,651,566

    Additions during year
        Improvements                            28,280     1,010,937          31,713
   Deductions during year
        Property sales                      (6,213,974)          ---             ---

End of year                              $  34,508,522*   40,694,216      39,683,279

    Accumulated Depreciation
Beginning of year                        $  12,122,752    11,316,419      10,505,521

    Additions during year
        Depreciation expense                   831,332       806,333         810,898
   Deductions during year
        Property sales                      (2,262,421)          ---             ---

End of year                               $ 10,691,663    12,122,752      11,316,419


*The aggregate cost for federal income tax purposes is $34,642,232.

Wholly owned managed properties with an aggregate cost of $32,310,585 are leased to tenants pursuant to lease agreements under which the Trust incurs normal real estate operating expenses associated with ownership. Yamaha Warehouse, a wholly-owned property with an aggregate cost of $2,197,937 is leased under a net lease agreement which requires the lessee to pay cash rental, property taxes and other expenses incurred in connection with the operation of the property.

In 1998, the Trust incurred capital expenditures of $28,280 for parking lot improvements at First Tuesday Mall. In 1997, the Trust incurred capital expenditures of $1,010,937. The improvements consisted of $833,526 for tenant build-outs (including $770,526 for OfficeMax at Kingsley Square) and $177,411 for parking lot and sidewalk improvements at First Tuesday Mall and at Presidential Drive Business Park.

On December 22, 1998, the Trust sold Geneva Square, a 143,676 square foot shopping center located in Lake Geneva, Wisconsin. The sale price was $4,500,000 from which the Trust paid selling expenses of $20,165 and retired mortgage indebtedness on the property of $2,803,790. Gain on the sale was $528,282.

4.  Mortgage Loans Receivable

Mortgage loans receivable consist of notes received from financing property sales and are secured by the properties sold, subject to any underlying mortgage loans payable. The Trust received mortgage loans receivable of $1,650,000 as part of the consideration for the sales of Hickory Hills and College Square in 1990 and retained a mortgage payable on the property. Accordingly, the gain on this sale was deferred. The mortgage loans receivable matured on December 20, 1997 and had yielded 9.5% to the Trust. Upon maturity of these mortgage loans receivable, the Trust assigned the underlying mortgage loan payable on College Square to the mortgagee. As a result of the assignment, the proceeds from the College Square mortgage loan receivable were reduced by the outstanding mortgage loan payable of $193,981.

The activity in mortgage loans receivable for the two years ended
December 31, 1997 (there was no activity in 1998) is summarized in the table below.

Mortgage Loans Receivable
                                        Years Ended December 31,
                                            1997          1996
     Principal

Beginning of year                    $  1,520,083       1,547,249
   Deductions during year
      Principal collections               (28,094)        (27,166)
      Principal repayment              (1,491,989)            ---

Balance at end of year                        ---       1,520,083
Deferred gain                                 ---        (259,157)

Balance, net of deferred gain        $        ---       1,260,926



5.  Cash and Cash Equivalents

At December 31, 1998, cash and cash equivalents consisted of cash of $548 and a money market fund of $3,422,748. At December 31, 1997, cash and cash equivalents consisted of cash of $927 and a money market fund of $1,605,500.

6.  Transactions With Affiliates

The Trust has contracted with AEGON USA Realty Advisors, Inc. ("AEGON Realty Advisors") to provide administrative services for a base fee of 5/8% of the average gross real estate investment plus 1/4% of the monthly balance of mortgage loans receivable and an incentive fee of 20% of annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in subsequent years (subject to certain limits). Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). The administrative fee is limited to 1 1/2% of average quarterly net invested assets. The administrative agreement is for a one-year term, automatically renewed annually and cancelable by either party upon 90 days written notice. Amounts paid to AEGON Realty Advisors for administrative services were: $204,587 for 1998, $205,714 for 1997, and $202,378 for 1996. No incentive fees were paid in 1998, 1997 or 1996.

AEGON Realty Advisors also provides real estate acquisition and disposition services for the Trust. A negotiated fee of 2% to 4% of the cost is charged for properties acquired. No separate fee is charged for property dispositions. There were no acquisition fees paid in 1998, 1997 or 1996.

AEGON USA Realty Management, Inc. ("AEGON Realty Management"), a wholly-owned subsidiary of AEGON Realty Advisors, provided property management services to the Trust for a fee of 5% of the gross income of each managed property. The property management agreement is for a one-year term, automatically renewed annually and cancelable upon a 30-day written notice from either party. Amounts paid to AEGON Realty Management for property management services were $241,877 for 1998, $221,935 for 1997, and $230,045 for 1996. On December 31, 1998, AEGON Realty Management was merged with and into AEGON Realty Advisors and the property management agreement was assumed by AEGON Realty Advisors.

AEGON Realty Advisors previously provided dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services to the Company for a quarterly fee of $1.25 per shareholder account, $.75 per shareholder account for distributions processed, $.50 per shareholder account for proxy tabulation, and such other compensation for services performed as from time to time agreed to by the parties. The Trust paid AEGON Realty Advisors $21,376, $21,658, and $21,904 in shareholder service fees for 1998, 1997, and 1996, respectively. AEGON Realty Advisors had subcontracted with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company, for delivery of these services. Effective January 1, 1999, the Trust contracted directly with Boston EquiServe, L.P. and terminated the agreement with AEGON Realty Advisors.

On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., an affiliate of AEGON Realty Advisors, as part of a large transaction involving the transfer of loans and securities. Interest paid on the mortgage was $74,575 in 1998, $77,779 in 1997, and $80,674 in 1996. In
addition, the mortgage on Geneva Square was with PFL Life Insurance Company ("PFL"), an affiliate of AEGON Realty Advisors. Interest paid on the mortgage was $228,562 in 1998, $235,842 in 1997, and $236,477 in 1996. Geneva Square was sold in December 1998.

On March 1, 1999, the mortgage loans on Mendenhall Commons and North Park Plaza matured. The Trust obtained financing from Monumental Life Insurance Company ("Monumental"), an affiliate of AEGON Realty Advisors, for these properties. (See Note 7.)

AEGON Realty Advisors is an indirect wholly-owned subsidiary of AEGON USA, Inc. which, through other wholly-owned subsidiaries, beneficially owns approximately 31% of the outstanding shares of the Trust at December 31, 1998.


7.  Mortgage Loans Payable

Mortgage loan obligations, secured by the real estate owned, carry annual interest rates ranging from 9.25% to 10.5%.

On February 1, 1999, the Trust prepaid the mortgage loan on Presidential Drive Business Park. The prepayment amount, including a 1% prepayment fee to the lender, was $713,548. The annual debt service on this mortgage was $107,604, including interest at 10.25%. On February 5, 1999, the Trust prepaid the mortgage loan on First Tuesday Mall. The prepayment amount, including a 1% prepayment fee to the lender, was $468,281. The annual debt service on this mortgage was $115,128, including interest at 9.25%. These prepayment fees will be recorded in 1999's results of operations.

On March 1, 1999, the mortgage loans on Mendenhall Commons and North Park Plaza matured, requiring principal repayments of $3,930,120 and $3,944,537, respectively. On March 15, 1999, the
Trust refinanced these mortgage loans with Monumental. The loan amount for Mendenhall is $3,925,000 with monthly debt service of $30,430. The loan amount for North Park is $3,940,000 with monthly debt service of $30,547. Debt service on both loans include principal amortization over twenty years and interest at an initial rate of 7%, which will be adjusted quarterly based on three month LIBOR plus 2%. The loans mature in one year and may be prepaid at any time without penalty. Information regarding each mortgage is presented in the Schedule of Mortgage Loans on Real Estate below.

Schedule of Mortgage Loans on Real Estate


                                               Periodic Payment Terms

                                                    Annual
                                Stated    Final     Principal    Balloon
Property Description   Date of  Interest  Maturity  and         Payment at  Prepayment Penalty
                        Note     Rate      Date     Interest    Maturity    Provisions*
Managed
Kingsley Square          2/77     10%      2/02   $   76,370  $      ---    Feb. 98 to Feb. 99 penalty
   Orange Park, FL                                                          is 5.5%, declining .5% per year
   (two loans)                                                              to 4% thereafter

                         8/75     10%      8/00      163,650         ---    5.0%

First Tuesday            4/79    9.25%     4/04      115,128         ---    1.0%
   Carrollton, GA

Mendenhall Commons       2/89   10.25%     3/99      462,396   3,930,120    1.0%
   Memphis, TN

North Park Plaza         2/89   10.5%      3/99      472,008   3,944,537    1.0%
   Phoenix, AZ

Presidential Drive       2/80  10.25%      2/10      107,604         ---    1.0%
   Atlanta, GA
                                                   1,397,156   7,874,657

Net Leased
Yamaha Warehouse        12/90 10.125%      1/01      159,627   1,366,721    Excess of loan rate over
   Cudahy, WI                                                               U.S. Treasury Bill rate

                                                  $1,556,783  $9,241,378

*Percentages are of the principal amount at time of prepayment.

                                              Carrying
                            Face Amount       Amount of
Property Description        of Mortgage       Mortgage at
                           at Acquisition     Dec. 31, 1998
Managed
Kingsley Square           $     700,000    $   198,728
   Orange Park, FL
   (two loans)
                              1,500,000        230,799

First Tuesday                 1,120,000        469,618  ***
   Carrollton, GA

Mendenhall Commons            4,300,000      3,935,041  ****
   Memphis, TN

North Park Plaza              4,300,000      3,949,314  ****
   Phoenix, AZ

Presidential Drive              968,935        709,391  **
   Atlanta, GA
                             12,888,935      9,492,891

Net Leased
Yamaha Warehouse              1,500,000      1,405,042
   Cudahy, WI

                            $14,388,935    $10,897,933

**   The loan was prepaid on February 1, 1999.
***  The loan was prepaid on February 5, 1999.
**** The loan was refinanced on March 15, 1999.

The activity in mortgage loans payable for the three years ended
December 31, 1998 is summarized in the table below.

Mortgage Loans Payable

                                                Years Ended December 31,
                                          1998           1997           1996

     Principal
Beginning of year                    $14,140,584     14,819,479      15,271,385
   Deductions during year
      Principal payments                (438,861)      (484,914)       (451,906)
      Prepayments and maturities      (2,803,790)      (193,981)            ---

Balance at end of year               $10,897,933     14,140,584      14,819,479


Scheduled monthly payments will substantially amortize the principal balances of the mortgage loans over their respective terms with the exception of balloon payments at maturity. Amortized payments on the outstanding balances due in the next five years, including balloon repayments at maturity, prior to the 1999 transactions discussed above, are summarized as follows:


                  Amortized         Payments
     Year         Payments         at Maturity

     1999         $345,637         $7,874,657
     2000          291,617             ---
     2001          207,007          1,366,721
     2002          150,324             ---
     2003          163,148             ---


8.  Leased Assets

The Trust is lessor of various properties as described in Note 3. Certain properties are leased to tenants under long-term, non-cancelable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are as follows:

     Year                    Amount

     1999                 $  3,570,408
     2000                    3,027,040
     2001                    2,509,523
     2002                    2,137,304
     2003                    1,998,654
   2004-2018                13,990,315

Contingent rentals included in income received in connection with operating leases were $136,446, $134,343, and $101,446 for the years ended December 31, 1998, 1997 and 1996, respectively. Such rentals are based principally on tenant sales in excess of stipulated minimums. In 1998 and 1997 the Trust derived 10% or more of its revenue from the Kroger Company at Mendenhall Commons and from Safeway at North Park Plaza. The revenue from these tenants was $644,083 and $625,034 in 1998, and $587,097 and
$581,028 in 1997, respectively. In 1996 the Trust derived 10% or more of its revenue from the Kroger Company. The revenue from this tenant for 1996 was $646,844.

In August 1994, Publix Supermarkets exercised an option to extend their lease for 34,400 square feet at Kingsley Square. The lease extension, effective February 11, 1995, has a term of five years and requires the Trust to contribute up to $250,000 toward remodeling costs at the Publix store. Since Publix has not yet remodeled their store and because they have given written notice of their intent to close the store in 1999, it is unlikely this amount will be paid. Accordingly, this amount has not been recorded in the financial statements.


9.  Federal Income Taxes

The Trust conducts its operations so as to qualify as a real estate investment trust under the Internal Revenue Code which requires, among other things, that at least 95% of the Trust's taxable income be distributed to shareholders. The Trust has historically distributed all of its taxable income.
Distributions made in 1998, plus a portion of the Trust's first distribution in 1999, were used to meet the Internal Revenue Code distribution requirements for 1998. Accordingly, no provision has been made for federal income taxes since the Trust did not have taxable income after the deductions allowed for distributions to shareholders.

Certain property acquisitions have resulted in the basis of those properties being determined differently for financial accounting purposes than for income tax purposes. The differing methods of determination of basis in these transactions has resulted in the tax basis of certain properties being higher or lower than the financial basis. At December 31, 1998 the tax basis of real estate was $133,710 in excess of the financial basis.

10.  Legal Proceedings

The Trust is not a party to any pending legal proceedings which, in the opinion of management, are material to the Trust's financial position.


11.  Selected Quarterly Financial Data (Unaudited)

                                                                 Quarter Ended                   Year Ended
           Year                                    3/31          6/30        9/30      12/31       12/31
     1998
Revenue                                      $ 1,622,786(1)   1,266,703  1,230,616  1,211,850    5,331,955
Earnings from operations                     $   512,257        108,264    112,875    210,579      943,975
Net gain on sale of property                         ---            ---        ---    528,282      528,282
Net earnings                                 $   512,257(1)     108,264    112,875    738,861    1,472,257
Basic and diluted net
   earnings per share                        $       .13            .03        .03        .19          .38


     1997
Revenue                                      $ 1,277,422      1,236,318  1,250,455  1,247,892    5,012,087
Earnings from operations                     $   163,220        166,302     66,105    241,502      637,129
Net gain on sale of property                         ---            ---        ---    259,157      259,157
Net  earnings                                $   163,220        166,302     66,105    500,659      896,286
Basic and diluted net
   earnings per share                        $       .04            .04        .02        .13          .23


     1996
Revenue                                      $ 1,371,756      1,312,030  1,370,969  1,162,558    5,217,313
Earnings from operations                     $   294,639        217,624    206,052    227,915      946,230
Net earnings                                 $   294,639        217,624    206,052    227,915      946,230
Basic and diluted net
   earnings per share                        $       .08            .06        .05        .06          .24


(1) Revenues and net income for the first quarter of 1998 included a final settlement of $248,000 for a claim as an unsecured creditor under a Chapter 11 reorganization plan and an $85,000 settlement for the termination of a lease by a tenant in 1997.


Report of Independent Auditors


The Board of Trustees and Shareholders
USP Real Estate Investment Trust

We have audited the accompanying balance sheets of USP Real Estate Investment Trust as of December 31, 1998 and 1997, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USP Real Estate Investment Trust at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                             /s/ Ernst & Young LLP

Des Moines, Iowa
February 23, 1999

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Information About Directors (referred to herein as "Trustees")

Certain information about the nominees for Trustee appears below. (See "Item 13. Certain Relationships and Related Transactions" for a description of the Trust's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.) On January 22, 1999, at a meeting of the USP Board of Trustees, Richard M. Osborne was elected to serve as a Trustee. Gary A. Downing, a Trustee and member of the Audit Committee, has decided not to stand for re-election at the Annual Meeting.

PATRICK E. FALCONIO, age 57, has served as a Trustee and Chairman of the Board since 1988. He retired on February 1, 1999 as an Executive Vice President of AEGON USA, Inc. (insurance and financial services), Cedar Rapids, Iowa, where he had been employed since 1987. He was also a Director of AEGON USA Realty Advisors, Inc. and various other subsidiaries of AEGON USA, Inc. until his retirement.

EDWIN L. INGRAHAM, age 72, has served as a Trustee of the Trust since 1984, and as Vice Chairman of the Board of Trustees since 1990. He retired in 1988 as Executive Vice President, Treasurer and Chief Investment Officer of AEGON USA, Inc., where he had been employed since 1982. Mr. Ingraham is a member of the Audit Committee.

SAMUEL L. KAPLAN, age 62, has served as a Trustee of the Trust since 1983.  He has been engaged in the practice of law in
Minneapolis, Minnesota as a member of the firm of Kaplan,
Strangis and Kaplan, P.A. since 1978.   Mr. Kaplan is a member of
the Audit Committee.

RICHARD M. OSBORNE, age 53, has served as a Trustee of the Trust since January 1999. He is President and Chief Executive Officer of OsAir, Inc., a company he founded in 1963. OsAir, Inc. is a manufacturer of industrial gases for pipeline delivery and a real property developer. Mr. Osborne is the sole Manager of Turkey Vulture Fund XIII, Ltd. which acquires, holds, sells or otherwise invests in all types of securities and other instruments. Mr. Osborne is a Director and Chairman of the Board of Meridian Point Realty Trust '83, a publicly-held real estate investment trust, a Director of Central Reserve Life Corporation, a publicly-held insurance holding company, a Director and Chairman of the Board of Pacific Gateway Properties, Inc., a publicly-held real estate company and a Director and Vice Chairman of the Board of GLB Bancorp, Inc., a bank holding company.

Information About Executive Officers

Certain information about the executive officers of the Trust who are not also nominees appears below. The term of office of each executive officer will expire at the Annual Meeting of the Board of Trustees, which will follow the Annual Meeting of Shareholders. (See "Item 13. Certain Relationships and Related Transactions" for a description of the Trust's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

DAVID L. BLANKENSHIP, age 48, has served as President of the Trust since 1985. He has been employed by AEGON USA, Inc. since 1977 in various administrative and management positions related to real estate investment activities and is Chairman of the Board and President of AEGON USA Realty Advisors, Inc.

MAUREEN DEWALD, age 48, has served as Vice President of the Trust since 1986 and Secretary since 1985. She has been employed by AEGON USA, Inc. since 1983 as an attorney for real estate investment activities and is Senior Vice President, Secretary and General Counsel of AEGON USA Realty Advisors, Inc.

ALAN F. FLETCHER, age 49, has served as Treasurer of the Trust since 1986, as Vice President since 1985, as Assistant Secretary since 1982 and as principal financial officer since 1981. He has been employed by AEGON USA, Inc. since 1981 in various financial and administrative positions related to investment activities and is Senior Vice President and Chief Financial Officer of AEGON USA Realty Advisors, Inc.

ROGER L. SCHULZ, age 37, has served as Controller and Assistant
Secretary of the Trust since 1995.  He has been employed by AEGON
USA, Inc. since 1985 in various accounting and financial reporting positions related to real estate investment activities and is Manager - Financial Reporting for AEGON USA Realty
Advisors, Inc.


Item 11.  Executive Compensation

During 1998, each Trustee, with the exception of Mr. Falconio, received an annual fee of $6,000 plus $750 for each regular or special meeting attended, as well as $400 per day for inspecting properties owned by the Trust and $400 for attendance at each committee meeting as a member, unless held in conjunction with a meeting of the Board of Trustees. Mr. Falconio has waived all fees for his services as a Trustee so long as he continues to be affiliated as an officer or director of AEGON USA, Inc. (see "Item 10. Directors and Executive Officers of the Registrant"). Total fees paid to all Trustees as a group were $27,000 for 1998.

The executive officers of the Trust receive no cash or deferred compensation in their capacities as such.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Trust to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Trust as of March 5, 1999.

Name and Address                        Amount and Nature       Percent
of Beneficial Owner                  of Beneficial Ownership    of Class

AEGON USA, Inc. (1)                         1,197,260           30.86%
4333 Edgewood Road N.E.
Cedar Rapids, Iowa  52499

Turkey Vulture Fund XIII, Ltd. (2)            551,081           14.20%
c/o Kohrman Jackson & Krantz P.L.L.
1375 East 9th Street
Cleveland, Ohio  44114


(1) AEGON USA, Inc. is an indirect, wholly-owned subsidiary of AEGON N.V., a holding company organized under the laws of The Netherlands which is controlled by Vereninging AEGON, an association organized under the laws of The Netherlands. AEGON USA, Inc. has sole voting and investment powers with respect to the above Shares.

(2) Turkey Vulture Fund XIII, Ltd. (the "Fund") is an Ohio limited liability company, of which Richard M. Osborne is the sole Manager. As sole Manager of the Fund, Mr. Osborne may be deemed to beneficially own all of the Shares of beneficial interest of USP owned by the Fund. Mr. Osborne also has sole power to vote, or to direct the voting of, and the sole power to dispose or to direct the disposition of, any Shares owned by the Fund.

Security Ownership of Management

The following table sets forth the number of Shares of the Trust beneficially owned as of March 5, 1999 by each Trustee, nominee, and officer and by all Trustees, nominees and officers as a group (9 persons). Except as otherwise indicated by footnote, the individuals have direct ownership of, and sole voting and investment power with respect to, any Shares beneficially owned by them. Under rules adopted by the Securities and Exchange Commission, transactions in Shares of the Trust are reportable by Trustees and officers on specified forms, and the Trust is required to disclose any known delinquent filings. A report on Form 5 was filed late for Mr. Downing, reporting 36 Shares acquired through the Trust's distribution reinvestment plan.

Name of                                    Amount and Nature      Percent
Beneficial Owner                       of Beneficial Ownership    of Class

Gary A. Downing(1)                                   577             *
Patrick E. Falconio(2)                             2,000             *
Edwin L. Ingraham                                  1,500             *
Samuel L. Kaplan(3)                               10,000             *
Richard M. Osborne(4)                            551,081           14.20%
David L. Blankenship(5)                        1,199,078           30.90%
Maureen DeWald                                         0             *
Alan F. Fletcher(6)                                2,200             *
Roger L. Schulz                                      100             *
Trustees, nominees and officers as a group     1,766,536           45.53%


(1) Mr. Downing is the beneficial owner of 577 Shares held in an individual retirement account.
(2) Mr. Falconio may be deemed to be the beneficial owner of 2,000 Shares owned by his wife.
(3) Mr. Kaplan is the direct owner of 8,500 Shares and may be deemed to be the beneficial owner of 1,500 Shares held in a profit sharing trust for his account.
(4) Mr. Osborne may be deemed to be the beneficial owner of 551,081 Shares beneficially owned by Turkey Vulture Fund, XIII, Ltd., an Ohio limited liability company, of which Mr. Osborne is the sole Manager.
(5) Mr. Blankenship may be deemed to be the beneficial owner of 1,197,260 Shares beneficially owned by AEGON USA, Inc. with respect to which he shares voting and investment powers (see "Principal Shareholders" and "Information About Executive Officers"). Mr. Blankenship disclaims beneficial ownership of such Shares. He may also be deemed to be the beneficial owner of 1,818 Shares held in custodial accounts for his children.
(6) Mr. Fletcher is the direct owner of 600 Shares and is the beneficial owner of 1,600 Shares held in an individual retirement account.

*Such holdings represent less than one percent of the outstanding Shares.


Item 13.  Certain Relationships and Related Transactions.

The Trust has no employees and has contracted with various subsidiaries of AEGON USA, Inc. (see "Principal Shareholders") to provide administrative, advisory, acquisition, divestiture, property management and shareholder services. A description of the relationships between AEGON USA, Inc. and its various subsidiaries and of such subsidiaries' agreements with the Trust follows. The description of the agreements which follows is qualified in its entirety by reference to the terms and provisions of such agreements. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between AEGON USA, Inc. and AEGON N.V.)

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

AEGON Advisors receives fees for its administrative and advisory services as follows: (a) a base fee, payable monthly, equal to 5/8% per annum of the average monthly gross real estate investments of the Trust plus 1/4% per annum of the monthly outstanding principal balance of mortgage loans receivable; and
(b) an incentive fee, payable annually, equal to 20% of the annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in a subsequent year, up to a maximum of 30% of that year's revised cash flow from operations in excess of $.72 per share. Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). Notwithstanding the foregoing, the combined base and incentive fees cannot exceed the amount permitted by the limitation on operating expenses as provided in the Trust's Declaration of Trust, which limitation is essentially 1 1/2% of the Trust's average quarterly invested assets, net of depreciation. In addition, AEGON Advisors is to be paid a separately negotiated fee of not less than 2% nor more than 4% of the cost of each property acquired by the Trust as compensation for acquisition services furnished by it to the Trust. Administrative fees paid to AEGON Advisors for 1998 were $204,587. No acquisition fees were paid in 1998.

Management Services

AEGON Advisors provides management services to the Trust pursuant to a Property Management Agreement. The term of the Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Agreement upon 30 days written notice. Under the Management Agreement, AEGON Advisors is obligated to (a) procure tenants and execute leases with respect to Trust properties which are not leased under net lease arrangements (the "Managed Properties"),
(b) maintain and repair (at the Trust's expense) the Managed Properties, (c) maintain complete and accurate books and records of the operations of the Managed Properties, (d) maintain the Managed Properties in accordance with applicable government rules and regulations, licensing requirements and building codes, (e) collect all rents and (f) carry (at the Trust's expense) general liability, accident, fire and other property damage insurance. For these services, AEGON Advisors receives 5% of the gross income derived from the operation of the Managed Properties. Management fees paid to AEGON Advisors for 1998 were $241,877. These services were previously provided by AEGON USA Realty Management, Inc., a wholly-owned subsidiary of AEGON Advisors, which was merged into AEGON Advisors in December 1998.


Shareholder Services

AEGON Advisors provides shareholder services to the Trust pursuant to a Shareholder Services Agreement (the "Agreement"). Under the Agreement, AEGON Advisors is obligated to provide dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services for which AEGON Advisors receives the following fees: a quarterly fee of $1.25 per shareholder account based on the number of shareholder accounts (minimum $1,000 per quarter), a fee of $.75 per shareholder account for each dividend processed, a fee of $.50 per shareholder account for proxy tabulation, and such other compensation as from time to time agreed upon by the Trust and AEGON Advisors. Shareholder service fees paid to AEGON Advisors for 1998 were $21,376. AEGON Advisors has subcontracted for stock transfer and dividend disbursement services with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company. Effective January 1, 1999, the Trust contracted directly with Boston EquiServe, L.P. and terminated the agreement with AEGON Advisors.

Other

On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., a wholly-owned subsidiary of AEGON USA, Inc., as part of a large transaction involving the transfer of loans and securities. The terms of the mortgage loan remained the same. On February 1, 1999, the Trust prepaid the mortgage loan on Presidential Drive Business Park. The prepayment amount, including a 1% prepayment fee of $7,065 to the lender, was $713,548. In February 1994, the Trust refinanced the existing mortgage loan on its Geneva Square property with a new mortgage loan from PFL Life Insurance Company ("PFL"), a wholly-owned subsidiary of AEGON USA, Inc. This $3,000,000 loan was obtained by the Trust on commercially competitive terms at a fixed interest rate of 8% and a 1% origination fee ($30,000) was paid to PFL in connection with the loan. The loan matured on March 1, 1996, and the Trust exercised an option to extend the loan for eight years at 8.30% based on commercially competitive terms
offered for comparable loans by PFL.   On December 22, 1998, the
Trust sold Geneva Square and the mortgage balance of $2,803,790 was repaid. On March 1, 1999, the mortgage loans on Mendenhall Commons and North Park Plaza matured, requiring principal repayment. On March 15, 1999, the Trust refinanced these mortgage loans with Monumental Life Insurance Company, a wholly-owned subsidiary of AEGON USA, Inc. The new loans are for a period of one year, carry an initial interest rate of 7%, and may be prepaid at any time without penalty. The maximum principal amount of the Presidential Drive and Geneva Square mortgage indebtedness outstanding during 1998 was $3,570,474. The Trust paid $57,293 in principal and $303,137 in interest on such mortgage indebtedness for 1998.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) List of Documents

The following financial statements are included in Item 8:

1.  Financial Statements.

Balance Sheets, December 31, 1998 and 1997.
Statements of Earnings, Years Ended December 31, 1998, 1997, and 1996. Statements of Cash Flows, Years Ended December 31, 1998, 1997, and 1996. Statements of Shareholders' Equity, Years Ended December 31, 1998, 1997, and 1996.
Notes to Financial Statements.
Report of Independent Auditors.

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

(b) No reports on Form 8-K were filed during the fourth quarter of 1998.

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

March 26, 1999



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.



/s/ Gary A. Downing              /s/ Samuel L. Kaplan
    Gary A. Downing                  Samuel L. Kaplan
    Trustee                          Trustee


/s/ Patrick E. Falconio          /s/ Richard M. Osborne
    Patrick E. Falconio              Richard M. Osborne
    Trustee                          Trustee


/s/ Edwin L. Ingraham
    Edwin L. Ingraham
    Trustee

March 26, 1999

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