Form 10-Q
period 1999-03-31
USP REAL ESTATE INVESTMENT TRUST
filed 1999-05-12
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended March 31, 1999     Commission file number 0-7589



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


The number of shares of beneficial interest of the registrant outstanding at May 12, 1999 was 3,880,000.


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                                       March 31,              December 31,
                                                                 1999            1998               1998

Assets
  Real estate
    Land, buildings and improvements at cost         $        34,508,522      40,694,216        34,508,522
    Less accumulated depreciation                            (10,855,106)    (12,331,475)      (10,691,663)
                                                              23,653,416      28,362,741        23,816,859
  Cash and cash equivalents                                    2,370,846       2,185,978         3,423,296
  Rents and other receivables                                    468,335         500,203           397,822
  Prepaid and deferred                                           248,537         284,699           275,653
  Taxes held in escrow                                            -              141,502            18,863

                                                     $        26,741,134      31,475,123        27,932,493


Liabilities and Shareholders' Equity
  Liabilities
    Mortgage loans payable                           $         9,645,512      14,034,337        10,897,933
    Accounts payable and accrued expenses                        469,039         573,106           418,204
    Due to affiliates                                             43,460         327,379           115,722
    Distribution declared                                        310,400         310,400           310,400
    Tenant deposits                                               82,223          83,000            78,701
    Other                                                         41,217          75,096            10,928
                                                              10,591,851      15,403,318        11,831,888

  Shareholders' Equity
    Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                            3,880,000       3,880,000         3,880,000
    Additional paid-in capital                                11,989,948      11,989,948        11,989,948
    Undistributed net earnings                                   279,335         201,857           230,657
                                                              16,149,283      16,071,805        16,100,605

                                                     $        26,741,134      31,475,123        27,932,493

USP REAL ESTATE INVESTMENT TRUST
Statements of Earnings
(Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31,
                                                                              1999                 1998
Revenue
  Rents                                                           $         1,200,527            1,596,907
  Interest                                                                     35,164               25,879
                                                                            1,235,691            1,622,786

Expenses
  Property expenses:
    Real estate taxes                                                         116,801              152,955
    Repairs and maintenance                                                   104,620               73,130
    Utilities                                                                  28,509               26,685
    Management fee                                                             57,187               75,206
    Insurance                                                                   8,881               12,040
    Other                                                                      26,223               94,197
  Property expenses, excluding depreciation                                   342,221              434,213
    Depreciation                                                              163,443              208,723
  Total property expenses                                                     505,664              642,936
  Interest                                                                    268,571              349,074
  Administrative fee                                                           54,243               63,909
  Other administrative                                                         48,135               54,610
                                                                              876,613            1,110,529

Net earnings                                                      $           359,078              512,257

Basic and diluted net earnings per share                          $               .09                  .13

Distributions to shareholders                                     $           310,400              310,400

Distributions to shareholders per share                           $               .08                  .08

USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   1999              1998

Cash flows from operating activities:
  Rents collected                                                        $       1,151,329         1,551,533
  Interest received                                                                 35,164            25,879
  Payments for operating expenses                                                 (424,997)         (237,147)
  Interest paid                                                                   (267,729)         (348,232)
    Net cash provided by operating activities                                      493,767           992,033

Cash flows from investing activities:
  Other, net                                                                        16,604             4,165
    Net cash provided by investing activities                                       16,604             4,165

Cash flows from financing activities:
  Principal portion of scheduled
    mortgage loan payments                                                         (82,294)         (106,247)
  Principal repayment of mortgage loans                                         (1,170,127)              -
  Distributions paid to shareholders                                              (310,400)         (310,400)
    Net cash used by financing activities                                       (1,562,821)         (416,647)

Net increase (decrease) in cash and cash equivalents                            (1,052,450)          579,551
Cash and cash equivalents at beginning of period                                 3,423,296         1,606,427
Cash and cash equivalents at end of period                               $       2,370,846         2,185,978

Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings                                                             $         359,078           512,257
Add (deduct) reconciling adjustments:
  Depreciation                                                                     163,443           208,723
  Amortization                                                                         842               842
  Increase in rent and other receivables                                           (79,487)          (76,192)
  Decrease in prepaid and deferred expenses                                         22,166            61,976
  Decrease in taxes held in escrow                                                  18,863            11,514
  Increase in accounts payable
    and accrued expenses                                                            50,835            12,189
  Increase (decrease) in due to affiliates                                         (72,262)          229,906
  Increase in advance rents                                                         30,289            30,818
Net cash provided by operating activities                                $         493,767           992,033

Notes to Financial Statements

  Note 1: The unaudited interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1998 Annual Report.

  Note 2:   Shareholders' equity, December 31, 1998       $ 16,100,605
               Net earnings                                    359,078
               Dividends to shareholders                      (310,400)
            Shareholders' equity, March 31, 1999          $ 16,149,283


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust had net earnings of
$359,078 ($.09 per share) for the three months ended March
31, 1999 compared to $512,257 ($.13 per share) for the same period a year ago. The decrease from 1998 to 1999 is primarily due to the sale of Geneva Square in Lake Geneva, Wisconsin, on December 22, 1998.

The Trust's rental income decreased by $396,000 from the first quarter of 1998. Rental income for properties owned in both years actually increased by $58,000 due to a lease termination fee and an increase in expense recoveries (additional rents). However, Geneva Square contributed $454,000 in rental income in the first quarter of 1998, but none in 1999. At March 31, 1999, overall leased occupancy of the portfolio was 95%. Total property expenses, excluding depreciation, decreased by $91,992 from 1998 to 1999. As a percentage of rental income, such expenses increased from 27% in 1998 to 29% in 1999, primarily because rents declined more than expenses.

Real estate taxes decreased by $36,000 from 1998 due to the sale of Geneva Square. Repairs and maintenance increased by $31,000 from 1998 primarily due to tenant remodeling expenses. Management fees decreased by $18,000 from 1998 due to lower revenue in 1999 as a result of the sale of Geneva Square. Other property expenses decreased by $68,000 compared to 1998. This decrease is primarily due to a reduction in lease commission expense at First Tuesday in Carrollton, Georgia, where unamortized lease commissions (pertaining to Luria's, a former tenant) in the amount of $46,000 were written off in the first quarter of 1998 and due to insurance claims which decreased by $15,000 from 1998 of which $12,000 pertained to Geneva Square.

In 1999, depreciation expense and the administrative fee each decreased from 1998 due to the sale of Geneva Square. Interest expense decreased by $81,000 due to the sale of Geneva Square and due to the Trust prepaying the mortgage loans in February 1999 on Presidential Drive Business Park in Atlanta, Georgia and First Tuesday Mall. The prepayment of these two loans, along with the March 1999 refinancing of the mortgage loans on North Park Plaza in Phoenix, Arizona and Mendenhall Commons in Memphis, Tennessee, will reduce the Trust's debt service (and increase cash flow) by approximately $372,000 in 1999 compared to 1998.

Capital resources of the Trust consist of equity in real estate investments. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($2,370,846 at March 31, 1999) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

The Board of Trustees declared a first quarter distribution of $.08 per share, payable May 24, 1999 to shareholders of record May 13, 1999. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.

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

FORWARD LOOKING STATEMENTS

The discussion in this report concerning prepayment and refinancing of mortgage loans and the potential impact on debt service and cash flow contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities
Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those stated in the forward-looking statements.


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
Holders.

At the Trust's annual meeting of shareholders on April 30, 1999, 81% of the Trust's outstanding shares were represented (in person or by proxy). All four incumbent Trustees were re-elected to the Board of Trustees with each receiving at least 98% of the vote for the shares represented. The vote tabulation for each Trustee was as follows:

Trustee                          Votes For            Votes Withheld
Patrick E. Falconio              3,117,008                34,039
Edwin L. Ingraham                3,120,219                30,828
Samuel L. Kaplan                 3,122,469                28,578
Richard M. Osborne               3,122,269                28,778


Item 6.  Exhibits and Reports on Form 8-K.

 (b)  Reports on Form 8-K.

    The Company reported on a Form 8-K, dated January 6,1999, that it sold Geneva Square Shopping Center in Lake Geneva, Wisconsin.

    The Company reported on a Form 8-K, dated February 5, 1999, the election of Richard M. Osborne to the Board of Trustees, the prepayment of mortgage loans at Presidential Drive Business Park and First Tuesday Mall, and the refinancing of the mortgage loans on Mendenhall Commons and North Park Plaza.


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



Dated:  May 12, 1999