Form 10-Q
period 1999-06-30
USP REAL ESTATE INVESTMENT TRUST
filed 1999-08-12
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended June 30, 1999       Commission file number 0-7589



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


The number of shares of beneficial interest of the registrant outstanding at August 12, 1999 was 3,880,000.


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                                          June 30,                   December 31,
                                                                     1999         1998                   1998

Assets
  Real estate
    Land, buildings and improvements at cost                $     34,523,996     40,722,496           34,508,522
    Less accumulated depreciation                                (11,023,335)   (12,540,113)         (10,691,663)
                                                                  23,500,661     28,182,383           23,816,859
  Cash and cash equivalents                                        2,622,069      2,137,965            3,423,296
  Rents and other receivables                                        290,926        260,827              397,822
  Prepaid and deferred expenses                                      243,922        288,524              275,653
  Taxes held in escrow                                                -             197,359               18,863

                                                            $     26,657,578     31,067,058           27,932,493


Liabilities and Shareholders' Equity
  Liabilities
    Mortgage loans payable                                  $      9,546,389     13,925,439           10,897,933
    Accounts payable and accrued expenses                            499,385        742,177              418,204
    Due to affiliates                                                 52,173         93,279              115,722
    Distribution declared                                            310,400        310,400              310,400
    Tenant deposits                                                   82,484         81,457               78,701
    Other                                                             41,507         44,637               10,928
                                                                  10,532,338     15,197,389           11,831,888

  Shareholders' Equity
    Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                                3,880,000      3,880,000            3,880,000
    Additional paid-in capital                                    11,989,948     11,989,669           11,989,948
    Undistributed net earnings                                       255,292          -                  230,657
                                                                  16,125,240     15,869,669           16,100,605

                                                            $     26,657,578     31,067,058           27,932,493


USP REAL ESTATE INVESTMENT TRUST
Statements of Earnings
(Unaudited)

                                                                  Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                                    1999       1998            1999          1998
Revenue
  Rents                                                     $   1,114,221    1,236,203      2,314,748     2,833,110
  Interest                                                         30,833       30,500         65,997        56,379
                                                                1,145,054    1,266,703      2,380,745     2,889,489

Expenses
  Property expenses:
    Real estate taxes                                             118,364      152,955        235,165       305,910
    Repairs and maintenance                                       144,971      111,739        249,591       184,869
    Utilities                                                      29,143       22,617         57,652        49,302
    Management fee                                                 59,974       56,668        117,161       131,874
    Insurance                                                       7,027       10,757         15,908        22,797
    Other                                                          29,183       19,798         55,406       113,995
  Property expenses, excluding depreciation                       388,662      374,534        730,883       808,747
    Depreciation                                                  168,229      208,638        331,672       417,361
  Total property expenses                                         556,891      583,172      1,062,555     1,226,108
  Interest                                                        184,824      346,425        453,395       695,499
  Administrative fee                                               54,243       63,909        108,486       127,818
  Other administrative                                             62,739      164,933        110,874       219,543
                                                                  858,697    1,158,439      1,735,310     2,268,968

Net earnings                                                $     286,357      108,264        645,435       620,521

Basic and diluted net earnings per share                    $         .07          .03            .17           .16

Distributions to shareholders                               $     310,400      310,400        620,800       620,800

Distributions to shareholders per share                     $         .08          .08            .16           .16


USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                          1999              1998

Cash flows from operating activities:
  Rents collected                                                $      2,442,241         2,994,176
  Interest received                                                        65,997            56,379
  Payments for operating expenses                                        (888,917)         (970,433)
  Interest paid                                                          (451,712)         (693,816)
    Net cash provided by operating activities                           1,167,609         1,386,306

Cash flows from investing activities:
  Capital expenditures                                                    (15,474)          (28,280)
  Other, net                                                               18,982             9,457
    Net cash provided (used) by investing activities                        3,508           (18,823)

Cash flows from financing activities:
  Principal portion of scheduled
    mortgage loan payments                                               (181,417)         (215,145)
  Principal repayment of mortgage loans                                (1,170,127)              -
  Distributions paid to shareholders                                     (620,800)         (620,800)
    Net cash used by financing activities                              (1,972,344)         (835,945)

Net increase (decrease) in cash and cash equivalents                     (801,227)          531,538
Cash and cash equivalents at beginning of period                        3,423,296         1,606,427
Cash and cash equivalents at end of period                       $      2,622,069         2,137,965

Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings                                                     $        645,435           620,521
Add (deduct) reconciling adjustments:
  Depreciation                                                            331,672           417,361
  Amortization                                                              1,683             1,683
  Decrease in rent and other receivables                                   96,914           160,707
  Decrease in prepaid and deferred expenses                                24,831            52,952
  Decrease (increase) in taxes held in escrow                              18,863           (44,343)
  Increase in accounts payable
    and accrued expenses                                                   81,181           181,260
  Decrease in due to affiliates                                           (63,549)           (4,194)
  Increase in advance rents                                                30,579               359
Net cash provided by operating activities                        $      1,167,609         1,386,306

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

Note 2:   Shareholders' equity, December 31, 1998    $  16,100,605
             Net earnings                                  645,435
             Distributions to shareholders                (620,800)
          Shareholders' equity, June 30, 1999        $  16,125,240


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust's net earnings for the three and six months ended June 30, 1999 were $286,357 ($.07 per share) and $645,435 ($.17 per share), respectively, compared to $108,264 ($.03 per share) and $620,521 ($.16 per share) for the same periods in 1998. (All per share amounts are on a basic and diluted basis.)

The Trust's rental income so far this year is $518,362 lower than the first six months of 1998. This decrease is attributed to Geneva Square Shopping Center, which was sold in December 1998. Rental income for properties owned in both years increased by $81,478 due to a lease termination fee and an increase in expense recoveries (additional rents). At June 30, 1999, overall leased occupancy of the portfolio was 95%. Total property expenses, excluding depreciation, decreased by $77,864 from 1998 to 1999. As a percentage of rental income, such expenses increased from 29% in 1998 to 32% in 1999, primarily because rents declined more than expenses.

Real estate taxes decreased by $70,745 from 1998 primarily due to the sale of Geneva Square. Repairs and maintenance increased by $64,722 from 1998 primarily due to an increase in tenant remodeling expenses and parking lot repairs in 1999. Utilities increased by $8,350 from 1998 primarily due to an increase in water usage at Presidential Drive Business Park in Atlanta, Georgia. These charges are paid by the Trust and billed back to tenants as additional rent. Management fees decreased by $14,713 from 1998 due to lower revenue in 1999 as a result of the sale of Geneva Square. Other property expenses decreased by $58,589 compared to 1998. This decrease is primarily due to a reduction in lease commission expense at Kinglsey Square in Orange Park, Florida where unamortized lease commissions (pertaining to Luria's, a former tenant) in the amount of $46,000 were written off in the first quarter of 1998 and due to insurance claims which decreased by $15,627 from 1998 of which $11,893 pertained to Geneva Square.

In 1999, depreciation expense and the administrative fee each decreased from 1998 due to the sale of Geneva Square. Interest expense decreased by $242,104 due to the sale of Geneva Square and due to the Trust prepaying the mortgage loans in February 1999 on Presidential Drive Business Park in Atlanta, Georgia and First Tuesday Mall in Carrollton, Georgia. The prepayment of these two loans, along with the March 1999 refinancing of the mortgage loans on North Park Plaza in Phoenix, Arizona and Mendenhall Commons in Memphis, Tennessee, will reduce the Trust's debt service (and increase cash flow) by approximately $358,000 in 1999 compared to 1998.

Other administrative expenses decreased by $108,669 during the first six months of 1999 compared to the same period last year. This decrease is due to legal expenses incurred during the second quarter of 1998 in connection with the Trust's efforts to maximize shareholder value.

Capital  resources of the Trust consist of  equity  in  real estate investments. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($2,622,069 at June 30, 1999) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

The Board of Trustees declared a second quarter distribution of $.08 per share, payable August 16, 1999 to shareholders of record August 6, 1999. Distributions to shareholders continue to be dependent upon earnings, cash flow, financial condition and other factors reviewed by the Board of Trustees.

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

No  reports on Form 8-K were filed during the second quarter of 1999.


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



Dated:  August 12, 1999