Form 10-Q
period 1999-09-30
USP REAL ESTATE INVESTMENT TRUST
filed 1999-11-15
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


                          FORM 10-Q


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



  For the quarter ended September 30, 1999        Commission file number 0-7589



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


The number of shares of beneficial interest of the registrant outstanding at November 15, 1999 was 3,880,000.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                                   September 30,             December 31,
                                                                1999             1998             1998

Assets
  Real estate
    Land, buildings and improvements at cost           $     34,617,710       40,722,496       34,508,522
    Less accumulated depreciation                           (11,185,980)     (12,747,098)     (10,691,663)
                                                             23,431,730       27,975,398       23,816,859
  Cash and cash equivalents                                   2,616,567        1,809,854        3,423,296
  Rents and other receivables                                   334,568          354,272          397,822
  Prepaid and deferred expenses                                 214,665          278,337          275,653
  Taxes held in escrow                                            -              159,467           18,863

                                                       $     26,597,530       30,577,328       27,932,493


Liabilities and Shareholders' Equity
  Liabilities
    Mortgage loans payable                             $      9,449,202       13,813,825       10,897,933
    Accounts payable and accrued expenses                       630,955          619,498          418,204
    Due to affiliates                                            41,542           48,442          115,722
    Distribution declared                                       310,400          310,400          310,400
    Tenant deposits                                              82,717           80,095           78,701
    Other                                                         9,192           32,924           10,928
                                                             10,524,008       14,905,184       11,831,888

  Shareholders' Equity
    Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                           3,880,000        3,880,000        3,880,000
    Additional paid-in capital                               11,989,948       11,792,144       11,989,948
    Undistributed net earnings                                  203,574           -               230,657
                                                             16,073,522       15,672,144       16,100,605

                                                       $     26,597,530       30,577,328       27,932,493


USP REAL ESTATE INVESTMENT TRUST
Statements of Earnings
(Unaudited)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                   1999         1998           1999        1998
Revenue
  Rents                                      $   1,053,922   1,201,595      3,368,670    4,034,705
  Interest                                          35,562      29,021        101,559       85,400
                                                 1,089,484   1,230,616      3,470,229    4,120,105

Expenses
  Property expenses:
    Real estate taxes                              118,366     152,955        353,531      458,865
    Repairs and maintenance                        118,682     132,259        368,273      317,128
    Utilities                                       29,789      33,309         87,441       82,611
    Management fee                                  37,356      55,442        154,517      187,316
    Insurance                                        8,881      10,757         24,789       33,554
    Other                                           39,194      37,107         94,600      151,102
  Property expenses, excluding depreciation        352,268     421,829      1,083,151    1,230,576
    Depreciation                                   162,645     206,985        494,317      624,346
  Total property expenses                          514,913     628,814      1,577,468    1,854,922
  Interest                                         186,731     343,753        640,126    1,039,252
  Administrative fee                                54,243      63,909        162,729      191,727
  Other administrative                              74,915      81,265        185,789      300,808
                                                   830,802   1,117,741      2,566,112    3,386,709

Net earnings                                 $     258,682     112,875        904,117      733,396

Basic and diluted net earnings per share     $         .07         .03            .23          .19

Distributions to shareholders                $     310,400     310,400        931,200      931,200

Distributions to shareholders per share      $         .08         .08            .24          .24


USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                1999            1998

Cash flows from operating activities:
  Rents collected                                        $    3,421,113       4,090,636
  Interest received                                             101,559          85,400
  Payments for operating expenses                            (1,226,618)     (1,662,072)
  Interest paid                                                (637,602)     (1,036,728)
    Net cash provided by operating activities                 1,658,452       1,477,236

Cash flows from investing activities:
  Capital expenditures                                         (109,188)        (28,280)
  Other, net                                                     23,938          12,430
    Net cash used by investing activities                       (85,250)        (15,850)

Cash flows from financing activities:
  Principal portion of scheduled
    mortgage loan payments                                     (278,604)       (326,759)
  Principal repayment of mortgage loans                      (1,170,127)             -
  Distributions paid to shareholders                           (931,200)       (931,200)
    Net cash used by financing activities                    (2,379,931)     (1,257,959)

Net increase (decrease) in cash and cash equivalents           (806,729)        203,427
Cash and cash equivalents at beginning of period              3,423,296       1,606,427
Cash and cash equivalents at end of period               $    2,616,567       1,809,854

Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings                                             $      904,117         733,396
Add (deduct) reconciling adjustments:
  Depreciation                                                  494,317         624,346
  Amortization                                                    2,524           2,524
  Decrease in rent and other receivables                         54,179          67,285
  Decrease in prepaid and deferred expenses                      47,617          57,940
  Decrease (increase) in taxes held in escrow                    18,863          (6,451)
  Increase in accounts payable
    and accrued expenses                                        212,751          58,581
  Decrease in due to affiliates                                 (74,180)        (49,031)
  Decrease in advance rents                                      (1,736)        (11,354)
Net cash provided by operating activities                $    1,658,452       1,477,236

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

Note 2:   Shareholders' equity, December 31, 1998     $     16,100,605
          Net earnings                                         904,117
          Distributions to shareholders                       (931,200)
          Shareholders' equity, September 30, 1999    $     16,073,522

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust's net earnings for the three and nine months ended September 30, 1999 were $258,682 ($.07 per share) and $904,117 ($.23 per share), respectively, compared to $112,875 ($.03 per share) and $733,396 ($.19 per share) for the same periods in 1998. (All per share amounts are on a basic and diluted basis.) While net earnings and funds from operations increased from 1998 to 1999, both revenues and expenses were lower in 1999 primarily due to the December, 1998 sale of Geneva Square Shopping Center in Lake Geneva, Wisconsin.

The Trust's rental income this year is $666,035 lower than the first nine months of 1998, entirely attributable to the sale of Geneva Square. Rental income for properties owned in both years actually increased by $56,074 due to a lease termination fee and an increase in expense recoveries (additional rents). At September 30, 1999, overall leased occupancy of the portfolio was 95%. Total property expenses, excluding depreciation, decreased by $147,425 from 1998 to 1999. As a percentage of rental income, such expenses increased from 30% in 1998 to 32% in 1999, primarily because rents declined more than expenses.

Real estate taxes decreased by $105,334 from 1998 primarily due to the sale of Geneva Square. Repairs and maintenance increased by $51,145 from 1998 primarily due to an increase in tenant remodeling expenses and parking lot repairs in 1999. Utilities increased by $4,830 from 1998 primarily due to an increase in water usage at Presidential Drive Business Park in Atlanta, Georgia. These charges are paid by the Trust and billed back to tenants as additional rent. Management fees decreased by $32,799 from 1998 due to lower revenue in 1999 as a result of the sale of Geneva Square. Other property expenses were $56,502 lower than 1998, due to reduced lease commissions, insurance claims, and advertising and promotional expenses.

In 1999, depreciation expense and the administrative fee each decreased from 1998 due to the sale of Geneva Square. Interest expense decreased by $399,126 due to the sale of Geneva Square and due to the Trust prepaying the mortgage loans in February 1999 on Presidential Drive Business Park in Atlanta, Georgia and First Tuesday Mall in Carrollton, Georgia. Other administrative expenses decreased by $115,019 during the first nine months of 1999 compared to the same period last year. This decrease is due to lower legal expenses, incurred primarily in connection with the Trust's efforts to maximize shareholder value.

Capital  resources of the Trust consist of  equity  in  real estate investments. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($2,616,567 at September 30, 1999) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

As reported in a news release dated August 16, 1999, the Trust announced that it had executed a letter of intent to sell all of its assets to AEGON USA Realty Advisors, the Trust's advisor. The sale of assets is subject to negotiation of a definitive agreement and shareholder approval, and is expected to result in a liquidating distribution to USP shareholders in excess of $6.00 per share after all transaction costs have been paid. Shareholders will receive a proxy statement containing additional information regarding the transaction. While no assurance can be given that the sale will be consummated, completion of the transaction is planned for early 2000.

The Board of Trustees declared a third quarter distribution of $.08 per share, payable November 29, 1999 to shareholders of record November 16, 1999. Future distributions to shareholders will continue to be dependent upon earnings, cash flow, financial condition, and the status of the proposed sale and liquidation.

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

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

 (b)  Reports on Form 8-K.

     The Company reported on a Form 8-K, dated August 16,
     1999, that it had executed a letter of intent to sell all of its assets to AEGON USA Realty Advisors, the Trust's advisor.


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



Dated:  November 15, 1999