Form 10-K
period 1999-12-31
USP REAL ESTATE INVESTMENT TRUST
filed 2000-03-30
CIK 102438

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1999     Commission file number 0-7589


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periodthat the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [   ]

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 15, 2000 was $12,288,920.

The number of shares of beneficial interest of the registrant outstanding at March 15, 2000 was 3,880,000.

             DOCUMENTS INCORPORATED BY REFERENCE

                            None.
Part I.

Item I.  Business

The Trust

USP Real Estate Investment Trust ("USP" or the Trust") is an equity-oriented real estate investment trust organized under the laws of the State of Iowa pursuant to a Declaration of Trust as amended and restated through April 23, 1984. The Trust was formed on March 10, 1970 to provide its shareholders with an opportunity to participate in the benefits of real estate investment and at the same time enjoy the liquidity and marketability resulting from the ownership of securities which are publicly-traded.

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

The Trust has no employees as all services necessary to conduct the day-to-day operations are performed by AEGON USA Realty
Advisors, Inc. ("AEGON Advisors") and its affiliates.  (See Note
6 to the Financial Statements.)

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

Source of Funds and Financing

The principal source of funds for investment by USP was $25 million in proceeds from its initial public offering of shares. The Trust ceased the issuance of shares from this offering in 1978. The Trust completed a secondary offering of its shares in 1988, raising nearly $10 million. Since substantially all of the Trust's net income must be distributed to shareholders in order to qualify as a real estate investment trust, USP has relied primarily on cash generated from operations and property sales in excess of shareholder distributions, along with borrowings secured by mortgages on specific properties, to finance real estate investments. Outstanding indebtedness of USP may not, according to the Declaration of Trust, exceed four hundred percent of the Trust's net assets (shareholders' equity plus accumulated depreciation). The aggregate principal amounts of mortgage indebtedness and net assets of the Trust as of December 31, 1999 were $9,359,426 and $27,580,995, respectively.

The Trust may finance future real estate investments through additional borrowings secured by mortgages on the Trust's real estate properties. USP currently has no commitments or arrangements for any such financing and there can be no assurance that suitable financing will be available on terms satisfactory to the Trust in the future.

Competition

USP's portfolio competes with other similar properties in its respective markets, some of which are newer than the USP properties. A strong U.S. economy, a low level of commercial real estate construction, and strong leasing efforts were factors resulting in a strong occupancy of Trust properties during the last three years. Overall leased occupancy for the entire portfolio was 94% at December 31, 1999, compared to 96% at December 31, 1998 and 87% at December 31, 1997.

Sale of Assets

In January 2000, the Trust signed a contract to sell all of its real estate assets to AEGON Advisors, the Trust's advisor and a subsidiary of AEGON USA, Inc., the Trust's largest shareholder which owns approximately 30.86% of the Trust's outstanding shares, for a total purchase price of $33,500,000. The sale of the real estate assets of the Trust is conditioned upon shareholder approval of the sale, as well as shareholder approval of the subsequent liquidation of the Trust and distribution of the proceeds of the sale to the shareholders. A notice of a special meeting of the shareholders and a proxy statement containing details of the proposed transaction will be sent to all shareholders pending a filing with the Securities and Exchange Commission. The transaction is anticipated to be completed in the second quarter of 2000, resulting in an expected liquidating distribution in excess of $6.00 per share. Shareholder approval of the liquidation of the Trust will result in termination of the Trust. Neither the sale of assets nor the liquidation will occur unless both are approved at the special meeting.


Item 2.  Properties

Real Estate Investments

The Trust has direct ownership of six commercial real estate properties. These real estate investments are diversified geographically with 69% of the portfolio located in the Southeast, 25% in the Southwest and 6% in the Great Lakes Region based on the cost of the properties.

Properties owned by the Trust are leased to tenants either on a managed basis or under net lease arrangements. As the owner of managed property the Trust receives gross rentals and incurs operating expenses, such as property taxes, insurance, repairs, maintenance and common area utilities. Under net lease arrangements, the tenant, rather than the Trust, pays all operating expenses related to the leased premises. At December 31, 1999, five commercial properties were being leased on a managed basis and one property was leased on a net lease basis.

The five managed commercial properties consisted of four shopping centers and one business park. Managed commercial properties comprised 94% of the Trust's investment portfolio in 1999 and in 1998, compared to 95% in 1997. Managed commercial properties provided 89% of USP's annual revenue in 1999, compared to 91% in 1998 and 89% in 1997. All managed properties have at least one tenant representing 19% or more of the revenue from that property. Safeway at North Park Plaza in Phoenix, Arizona and Kroger Company at Mendenhall Commons in Memphis, Tennessee each represent approximately 16% and 14%, respectively, of the total revenue of the Trust under leases expiring in 2018 and 2012, respectively.

The net leased property is the Yamaha office/warehouse in Cudahy, Wisconsin, which represented approximately 6% of the Trust's investment portfolio in 1999 and 1998, compared to 5% in 1997, and generated 8% of the Trust's annual revenue in 1999 compared to 7% in 1998 and 1997. Trust properties and operations are summarized in the table on the next page.

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

                                Real Estate Cost
                              at December 31, 1999            1999 Revenue

                                 Amount     Percent       Amount         Percent

Managed
Kingsley Square
   Orange Park, Florida         $ 5,743,758      17%    $  627,373          14%
First Tuesday Mall
   Carrollton, Georgia            7,184,057      21        892,196          19
Mendenhall Commons
   Memphis, Tennessee             8,795,032      25      1,022,472          22
North Park Plaza
   Phoenix, Arizona               8,680,330      25      1,159,993          21
Presidential Drive
   Atlanta, Georgia               2,016,596       6        389,330           8


                                 32,419,773      94      4,091,364          89


Net Leased
Yamaha Warehouse
   Cudahy, Wisconsin              2,197,937       6        371,100           8


Properties sold                         ---     ---        (21,391)         --
Trust operations                        ---     ---        140,095           3

                                $34,617,710    100%     $4,581,168         100%


                                                        Largest Tenant
                                                                                 Percent       Percent
                                                     Lease                       of Property   of Trust
                              Name of Tenant       Expiration         Revenue    Revenue       Revenue

Managed
Kingsley Square
   Orange Park, Florida       OfficeMax                 2012        $  128,485      20%            3%
First Tuesday Mall
   Carrollton, Georgia        Winn Dixie                2004           187,450       21            4
Mendenhall Commons
   Memphis, Tennessee         Kroger                    2012           638,501       62           14
North Park Plaza
   Phoenix, Arizona           Safeway                   2018           739,592       64           16
Presidential Drive
   Atlanta, Georgia           Atlanta Dental Supply     2004            75,216       19            2

                                                                     1,769,244                    39

Net Leased
Yamaha Warehouse
   Cudahy, Wisconsin          Yamaha Motor Corp.        2000           371,100      100            8

Properties sold
Trust operations

                                                                    $2,140,344                   47%

Recent Transactions

At Kingsley Square in Orange Park, Florida, the Trust has a lease with Publix Super Markets for 34,400 square feet. In 1997 the Trust received written notice from Publix that they planned to
close their store and move to a new location.   In April 1999
Publix vacated their space. The Trust continued to receive rent from Publix through its lease expiration in February 2000. The Trust is attempting to secure a new tenant for this space. OfficeMax, a current tenant at Kingsley square, has a lease provision that allows them to pay rent based on their sales in the event an anchor tenant vacates. As a result of Publix vacating their space, the Trust will be receiving significantly less rent from OfficeMax.

Also at Kingsley Square, the Trust has a lease with Eckerd Drugs for 10,080 square feet. The Trust has received notice from Eckerd's stating their intent to close the store on or about March 25, 2000. The Trust anticipates receiving rent from Eckerd's for the remainder of the lease term, which expires in February 2005.

On February 1, 1999, the Trust prepaid the mortgage loan on Presidential Drive Business Park. The prepayment amount, including a 1% prepayment fee of $7,065 to the lender, was $713,548. On February 5, 1999, the Trust prepaid the mortgage loan on First Tuesday Mall. The prepayment amount, including a 1% prepayment fee of $4,637 to the lender, was $468,281.

On March 1, 1999, the mortgage loans payable on Mendenhall Commons and North Park Plaza matured, with remaining principal balances of $3,930,120 and $3,944,537, respectively. The Trust refinanced these properties with Monumental Life Insurance Company, an affiliate of AEGON Realty Advisors. The loan amount for Mendenhall was $3,925,000 with monthly debt service of $30,430. The loan amount for North Park was $3,940,000 with monthly debt service of $30,547. Debt service on both loans include principal amortization over twenty years and interest at an initial rate of 7%, which is adjusted quarterly based on three month LIBOR plus 2%. The loans originally matured on March 1, 2000, but have been extended until May 1, 2000, and may be prepaid at any time without penalty.

The Yamaha Warehouse facility in Cudahy, Wisconsin has a lease with Yamaha Motor Corporation, its sole tenant. In March 1998, Yamaha exercised both of their remaining one-year options in order to renew their lease for two more years. The lease expires in June 2000. As of March 15, 2000, Yamaha has not indicated their intent to renew.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Part II.

Item 5.  Market for Registrant's Common Equity and Related
Stockholders Matters

Distribution Information

The Trust is required to distribute at least 95% of its taxable income to continue its qualification as a real estate investment trust. During 1999, the Trust made distributions of $.08 per share on February 16 to shareholders of record as of February 4, on May 24 to shareholders of record as of May 13, on August 16 to shareholders of record as of August 6, and on November 29 to shareholders of record as of November 16. Due to the pending transaction to sell all of the Trust's real estate assets to AEGON Advisors, regular quarterly distributions have been suspended. In connection with the proposed sale of assets to AEGON Advisors, the Board of Trustees has adopted a plan of liquidation. As a result, if the shareholders approve the sale of the real estate assets to AEGON Advisors and the liquidation of the Trust at the special meeting, all future distributions to shareholders will be considered liquidating dividends.

Identification of Market and Price Range

At March 15, 2000, the Trust had 3,880,000 shares of beneficial interest issued and outstanding to 1,837 shareholders of record. The Trust's shares of beneficial interest are traded over-the-counter on the Nasdaq SmallCap Market under the symbol USPTS. At March 15, 2000, the Trust's per share high and low sales prices were $5.844 and $5.813, respectively, as obtained from Wedbush/Morgan Securities, Inc., Newport Beach, California, Stifel Nicolaus, St. Louis, Missouri, and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Trust. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Market Price Range

                          Over-the-Counter Sales Prices
Quarter Ended             High        Low        Close
     1999
March 31                 4 1/4       3 3/4      3 7/8
June 30                  5           3 13/16    4 1/4
September 30             5 13/16     4          5 15/32
December 31              5 13/16     5 15/32    5 21/32

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

Dividend Character

                                 1999       1998       1997


Ordinary Income                 83.77%     76.21%      50.75%

Capital Gains                   16.23%     23.79%        ---

Return of Capital                 ---        ---       49.25%
Total                          100.00%    100.00%     100.00%
Distributions paid,
   per share                     $.32       $.32        $.32


Advisor

AEGON USA Realty Advisors, Inc.
Cedar Rapids, Iowa


Stock Transfer and Dividend Reinvestment Agent

USP Real Estate Investment Trust
c/o Boston EquiServe, L.P.
P.O. Box 8200
Boston, MA  02266-8200
Telephone:  1-800-426-5523




Item 6.  Selected Financial Data

Years Ended December 31                              1999           1998          1997          1996          1995


Revenue                                         $ 4,581,168      5,331,955     5,012,087    5,217,313      5,618,014

Earnings from Operations                        $ 1,061,376        943,975       637,129      946,230      1,100,149
Net Gain on Sale or Disposition of Property     $       ---        528,282       259,157          ---            ---

Net Earnings                                    $ 1,061,376      1,472,257       896,286      946,230      1,100,149

Distributions to Shareholders                   $   931,200      1,241,600     1,241,600    1,241,600      1,202,800

Per Share*
   Earnings from Operations                     $       .27            .24           .16          .24            .28
   Basic and Diluted Net Earnings               $       .27            .38           .23          .24            .28
   Distributions to Shareholders                $       .24            .32           .32          .32            .31

Real Estate and Mortgage
   Loans Receivable                             $23,267,496     23,816,859    28,571,464   29,627,786     30,434,137

Total Assets                                    $26,380,141     27,932,493    31,104,418   32,207,728     32,853,270

Mortgage Loans Payable                          $ 9,359,426     10,897,933    14,140,584   14,819,479     15,271,385

Total Liabilities                               $10,149,360     11,831,888    15,234,470   15,992,466     16,342,638

Shareholders' Equity                            $16,230,781     16,100,605    15,869,948   16,215,262     16,510,632

*Per share amounts for Earnings from Operations and Basic and Diluted Net Earnings are based on the weighted average number of shares outstanding for each period. Per share amounts for Distributions to Shareholders are based on the actual number of shares outstanding on the respective record dates.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The discussion that follows should be read in the general context of the discussion in "Item 1. Business" and "Item 2. Properties," particularly the description of "Recent Transactions" in Item 2.

Results of Operations

The Trust owns shopping centers, an office park and an office warehouse facility in six U.S. cities. The Trust's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of December 31, 1999, the combined leased occupancy of the Trust's six properties was 94%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

1999 compared to 1998

The Trust's net earnings for the year ended December 31, 1999 were $1,061,376 ($.27 per share) compared to $1,472,257 ($.38 per share) for the year ended December 31, 1998. The net earnings for 1998 include a net gain on sale of $528,282 ($.14 per share) from the sale of Geneva Square Shopping Center in December 1998. (All per share amounts are on a basic and diluted basis.)

Rental income was $4,441,073 in 1999 compared to $5,218,707 in 1998. This decrease of $777,634 was primarily attributed to the sale of Geneva Square. Rental income for properties owned in both years increased by $45,901.

Interest income was $140,095 in 1999 compared to $113,248 in 1998, an increase of $26,847 due to a larger balance of funds available for investment.

Property expenses before depreciation were $1,461,734 in 1999 compared to $1,634,237 in 1998, representing 33% of rental income for 1999 and 31% of rental income for 1998. As a percentage of rental income, such expenses increased primarily because rents
declined more than expenses.   Expenses for properties owned in
both years increased by $59,606 primarily attributed to repairs and maintenance for parking lots at several properties and tenant
remodeling expenses.   The decrease in other expenses is due to
fewer lease commissions and lower advertising expenses. In 1998, an unamortized lease commission of approximately $46,000 was written off when a tenant defaulted on its lease. Advertising decreased from 1998 as the Trust incurred approximately $30,000 in promoting Martin's Family Clothing which began occupancy at First Tuesday Mall in 1998.

Depreciation expense decreased by $172,781 due to the sale of Geneva Square. Interest expense declined by $540,751 due to the sale of Geneva Square and due to the Trust prepaying the mortgage loans in February 1999 on Presidential Drive Business Park and First Tuesday Mall. The administrative fee, which is primarily based on the Trust's gross real estate investments, decreased by $30,756 due to the sale of Geneva Square. Other administrative expenses increased by $48,603 due to a $100,000 fairness opinion incurred in connection with the anticipated transaction to sell all of the real estate assets to AEGON Advisors.

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

Cash Flow and Funds from Operations

The Trust has for several years used "funds from operations" as a measurement of operating performance. Funds from operations is defined by the Trust as earnings from operations plus depreciation expense. Funds from operations does not represent operating income or cash flows from operations as defined by accounting principles generally accepted in the United States, and should not be construed as an alternative to operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Management generally considers funds from operations to be a useful financial performance measure which, together with earnings, cash flows and other information, may be used by investors to evaluate the Trust. Funds from operations as presented by the Trust may not be comparable to similarly titled measures reported by other companies. The Trust's funds from operations for the three years ended December 31, 1999 and other property information are presented on the next page.

Sale of Assets

In January 2000, the Trust signed a contract to sell all of its real estate assets to AEGON Advisors, the Trust's advisor and a subsidiary of AEGON USA, Inc., the Trust's largest shareholder which owns approximately 30.86% of the Trust's outstanding shares, for a total purchase price of $33,500,000. The sale of the real estate assets of the Trust is conditioned upon shareholder approval of the sale, as well as shareholder approval of the subsequent liquidation of the Trust and distribution of the proceeds of the sale to the shareholders. A notice of a special meeting of the shareholders and a proxy statement containing details of the proposed transaction will be sent to all shareholders pending a filing with the Securities and Exchange Commission. The transaction is anticipated to be completed in the second quarter of 2000, resulting in an expected liquidating distribution in excess of $6.00 per share. Shareholder approval of the liquidation of the Trust will result in termination of the Trust. Neither the sale of assets nor the liquidation will occur unless both are approved at the special meeting.

                                                                                    Sq. Ft.
                                                            Size       Lease        Expiring
Name and Location                                         (Sq. Ft.) Expiration      In 2000
Managed
Kingsley Square, Orange Park, Florida                       115,025   2000-2012      40,745
First Tuesday Mall, Carrollton, Georgia                     180,371   2000-2008       5,650
Mendenhall Commons, Memphis, Tennessee                       80,184   2000-2012       1,100
North Park Plaza, Phoenix, Arizona                          100,748   2000-2018       5,409
Presidential Drive Business Park, Atlanta, Georgia           62,581   2000-2006      18,880
                                                            538,909                  71,784

Net Leased
Yamaha Warehouse, Cudahy, Wisconsin                         140,040        2000     140,040

     Total                                                  678,949                 211,824

                                                                 Funds from operations*
Name and Location                                               1999         1998        1997
Managed
Kingsley Square, Orange Park, Florida                       $  309,825      456,334     211,012
First Tuesday Mall, Carrollton, Georgia                        533,326      443,774     594,006
Mendenhall Commons, Memphis, Tennessee                         406,496      256,895     320,796
North Park Plaza, Phoenix, Arizona                             446,147      337,055     273,077
Presidential Drive Business Park, Atlanta, Georgia             250,888      153,081     124,227
                                                             1,946,682    1,647,139   1,523,118

Net Leased
Yamaha Warehouse, Cudahy, Wisconsin                            226,245      217,383     208,134

     Total                                                   2,172,927    1,864,522   1,731,252
     Properties sold                                           (27,867)     334,837     (58,464)
     Non-property Trust operations, net                       (425,133)    (424,052)   (229,326)

     Funds from operations                                  $1,719,927    1,775,307   1,443,462

*Earnings from operations plus depreciation

Liquidity and Capital Resources

The Trust's capital resources consist of its current equity in real estate investments. The Trust maintains its properties in good condition and provides adequate insurance coverage. Liquidity is represented by cash and cash equivalents ($2,369,176 at December 31, 1999) and the continued operation of the Trust's real estate portfolio. This liquidity is considered sufficient to meet current obligations, which include capital expenditures.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $1,810,891 for the year ended December 31, 1999. Major applications of cash in 1999 included $1,241,600 for distributions to shareholders and $1,538,507 in principal payments on mortgage loans payable. The Trust's debt service commitments for mortgage loans payable are described in
Note 7 to the Financial Statements.

On February 1, 1999, the Trust prepaid the mortgage loan on Presidential Drive Business Park. The prepayment amount, including a 1% prepayment fee of $7,065 to the lender, was $713,548. On February 5, 1999, the Trust prepaid the mortgage loan on First Tuesday Mall. The prepayment amount, including a 1% prepayment fee of $4,637 to the lender, was $468,281.

The Board of Trustees continues to monitor occupancy, leasing activity, cash flow, overall Trust operations, liquidity, and financial condition in determining quarterly distributions to shareholders. In January 2000, the Board of Trustees suspended quarterly distributions pending the sale of assets to AEGON Advisors.

Inflation

Low to moderate levels of inflation during the past few years have favorably impacted the Company's operation by stabilizing operating expenses. At the same time, low inflation has the indirect effect of reducing the Company's ability to increase tenant rents. The Trust's properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Trust's real estate portfolio compared to short-term investment vehicles.


Impact of Year 2000

The Trust does not own or use any information technology directly, because all services necessary to conduct the day-to-day operations of the Trust are performed by AEGON Advisors and its affiliates. In late 1999, AEGON Advisors completed its remediation and testing of systems. As a result of AEGON Advisors' planning and implementation efforts, the Trust experienced no significant disruptions in mission critical information technology and non-information technology systems, and believes those systems successfully responded to the Year 2000 date change. In addition, the Trust has not been adversely affected by computer systems, as well as certain embedded technology, used by tenants, vendors, financial institutions and other third parties as a result of systems not properly processing or calculating date-related information and data from and after January 1, 2000. The Trust did not incur any direct costs associated with Year 2000 issues.

Forward Looking Information

This Form 10-K Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs relating to anticipated financial performance, business prospects and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-K and in future filings by the Trust with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Trust, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, the Trust notes that a variety of factors could cause the Trust's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Trust's forward-looking statements. The risks and uncertainties that may affect the operations, performance, and results of the Trust's business, in addition to those identified under "Impact of Year 2000" and "Sale of Assets" include but are not limited to the following:

     * The Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

     * Changes in interest rates which will affect the amount of interest paid on mortgage loans.

     * The Trust's ability to refinance mortgage loans which require balloon payments.

     * The ability to complete the anticipated sale of real estate assets to AEGON Advisors.



Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

The primary market risk facing the Trust is interest rate risk on its mortgage loans payable. The Trust does not hedge interest rate risk using financial instruments nor is the Trust subject to foreign currency risk.

The following table sets forth the Trust's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at December 31, 1999:

                                           For the Year ended December 31,

                                2000         2001      2002        Total       FMV
Long Term Debt:
Fixed Rate                 $  169,083   $1,438,920    $2,015    $1,610,018   $1,652,733
Variable Rate              $7,749,408          ---       ---    $7,749,408   $7,762,119
Average Interest Rate            9.08%       10.00%    10.00%        10.00%

The fair value of the Trust's mortgage loans payable is estimated based on the discounting of future cash flows at interest rates that management believes reflects the risks associated with mortgage loans payable at similar risk and duration.

Item 8.  Financial Statements and Supplementary Data

Balance Sheets


                                                                               December 31
                                                                        1999                   1998

Assets
Real estate
   Land                                                             $ 9,189,243               9,189,243
   Buildings and improvements                                        25,428,467              25,319,279
                                                                     34,617,710              34,508,522
   Less accumulated depreciation                                    (11,350,214)            (10,691,663)
                                                                     23,267,496              23,816,859

Cash and cash equivalents                                             2,369,176               3,423,296
Rents and other receivables                                             499,810                 397,822
Prepaid and deferred expenses                                           243,659                 275,653
Taxes held in escrow                                                        ---                  18,863
                                                                    $26,380,141              27,932,493


Liabilities and Shareholders' Equity
Liabilities
   Mortgage loans payable                                           $ 9,359,426              10,897,933
   Accounts payable and accrued expenses                                665,387                 418,204
   Due to affiliates                                                     31,935                 115,722
   Distribution declared                                                    ---                 310,400
   Tenant deposits                                                       86,259                  78,701
   Other                                                                  6,353                  10,928
                                                                     10,149,360              11,831,888

Shareholders' Equity
   Shares of beneficial interest, $1 par value,
      20,000,000 shares authorized, 3,880,000
      shares issued and outstanding                                   3,880,000               3,880,000
   Additional paid-in capital, net of cumulative
      distributions in excess of earnings
      of  $16,411,501 in 1999 and 1998                               11,989,948              11,989,948
   Undistributed net earnings                                           360,833                 230,657
                                                                     16,230,781              16,100,605
                                                                    $26,380,141              27,932,493


See the accompanying notes to financial statements.

Statements of Earnings

                                                        Years Ended December 31,

                                                     1999             1998              1997
Revenue
   Rents                                         $4,441,073        5,218,707         4,802,974
   Interest                                         140,095          113,248           209,113
                                                  4,581,168        5,331,955         5,012,087
Expenses
   Property expenses:
      Real estate taxes                             478,570          561,818           610,322
      Repairs and maintenance                       507,444          446,787           549,765
      Utilities                                     112,716          113,939           122,754
      Management fee                                203,500          241,877           221,935
      Insurance                                      29,884           50,299            47,137
      Other                                         129,620          219,517           153,385
Property expenses, excluding depreciation         1,461,734        1,634,237         1,705,298
      Depreciation                                  658,551          831,332           806,333
Total property expenses                           2,120,285        2,465,569         2,511,631
Interest                                            834,280        1,375,031         1,443,337
Administrative fee                                  173,831          204,587           205,714
Other administrative                                391,396          342,793           214,276
                                                  3,519,792        4,387,980         4,374,958

Earnings from operations                          1,061,376          943,975           637,129

Net gain on sale of property                            ---          528,282           259,157

Net earnings                                     $1,061,376        1,472,257           896,286

Basic and diluted net earnings per share         $      .27              .38               .23

Distributions to shareholders                    $  931,200        1,241,600         1,241,600

Distributions to shareholders per share          $      .24              .32               .32

See the accompanying notes to financial statements.

Statements of Cash Flows

                                                                              Years Ended December 31,
                                                                         1999           1998             1997
Cash flows from operating activities:
   Rents collected                                                   $4,331,090       5,219,180       4,825,238
   Interest received                                                    140,095         113,248         216,650
   Payments for operating expenses                                   (1,829,379)     (2,139,822)     (2,283,645)
   Interest paid                                                       (830,915)     (1,371,666)     (1,439,972)
      Net cash provided by operating activities                       1,810,891       1,820,940       1,318,271

Cash flows from investing activities:
   Proceeds from property sales, net of closing costs                       ---       4,479,835             ---
   Capital expenditures                                                (109,188)        (28,280)     (1,010,937)
   Principal collections on mortgage loans receivable                       ---             ---          28,094
   Principal repayment on mortgage loans  receivable                        ---             ---       1,298,008
   Other, net                                                            24,284          28,625         (34,135)
      Net cash provided (used) by investing activities                  (84,904)      4,480,180         281,030

Cash flows from financing activities:
   Principal portion of scheduled mortgage loan payments               (368,380)       (438,861)       (484,914)
   Principal prepayment on mortgage loans payable                    (1,170,127)     (2,803,790)            ---
   Distributions paid to shareholders                                (1,241,600)     (1,241,600)     (1,241,600)
      Net cash used by financing activities                          (2,780,107)     (4,484,251)     (1,726,514)

Net increase (decrease) in cash and cash equivalents                 (1,054,120)      1,816,869        (127,213)
Cash and cash equivalents at beginning of year                        3,423,296       1,606,427       1,733,640
Cash and cash equivalents at end of year                             $2,369,176       3,423,296       1,606,427

Reconciliation of net earnings to net cash
   provided by operating activities:
   Net earnings                                                      $1,061,376       1,472,257         896,286
   Gain on sale of property                                                 ---        (528,282)       (259,157)
Earnings from operations                                              1,061,376         943,975         637,129
Add (deduct) reconciling adjustments:
   Depreciation                                                         658,551         831,332         806,333
   Amortization                                                           3,365           3,365           3,365
   Decrease (increase) in rents and other receivables                  (105,408)         33,823          26,608
   Decrease (increase) in prepaid and deferred expenses                  15,323          32,106         (80,011)
   Decrease (increase) in taxes held in escrow                           18,863         134,153          (6,145)
   Increase (decrease) in accounts payable and accrued expenses         247,183        (142,713)       (123,228)
   Increase (decrease) in due to affiliates                             (83,787)         18,249          51,027
   Increase (decrease) in advance rents                                  (4,575)        (33,350)          3,193
Net cash provided by operating activities                            $1,810,891       1,820,940       1,318,271

See the accompanying notes to financial statements.

Statements of Shareholders' Equity

                                                  Years Ended December 31, 1999, 1998 and 1997
                                             Shares of    Additional       Undistributed         Total
                                            Beneficial      Paid-In             Net          Shareholders'
                                             Interest       Capital           Earnings          Equity

Balance at January 1, 1997                  $3,880,000    12,018,890           316,372        16,215,262
   Net earnings                                    ---           ---           896,286           896,286
   Distributions to shareholders                   ---       (28,942)       (1,212,658)       (1,241,600)

Balance at December 31, 1997                $3,880,000    11,989,948               ---        15,869,948
   Net earnings                                    ---           ---         1,472,257         1,472,257
   Distribution to Shareholders                    ---           ---        (1,241,600)       (1,241,600)

Balance at December 31, 1998                $3,880,000    11,989,948           230,657        16,100,605
   Net earnings                                    ---           ---         1,061,376         1,061,376
   Distribution to Shareholders                    ---           ---          (931,200)         (931,200)
Balance at December 31, 1999                $3,880,000    11,989,948           360,833        16,230,781


See the accompanying notes to financial statements.

Notes to Financial Statements

1.  Accounting Policies

The Trust is predominantly in the business of investing in real estate. Investments in real estate are stated at cost. The Trust provides an allowance for valuation of real estate when it is determined that the values have permanently declined below recorded book value.

The Trust records impairment losses when indicators of impairment are present and the undiscounted cash flows estimated to be generated by the real estate are less than their carrying amount. If real estate is considered to be impaired, its carrying amount is written down to fair value and recognized as a net loss on property in the statement of earnings.

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

The Trust follows the operating method of accounting for leases, whereby scheduled rental income is recognized on a straight-line basis over the lease term. Contingent rental income is recognized in the period in which it arises. Interest on mortgage loans receivable and amortization of discounts are recognized as income over the period the respective loans are outstanding. The Trust provides for possible losses on mortgage loans, rents and other receivables when it is determined that collection of such receivables is doubtful. Rents and other receivables are stated net of an allowance for uncollectible accounts of $185,494 in 1999 and $224,938 in 1998. Cash equivalents include investments with original maturities of three months or less.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results of the Trust could differ as a result of those estimates.

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
107:

                                       1999                       1998
                               Carrying                  Carrying
                                Value     Fair Value      Value       Fair Value
Assets
Cash and cash equivalents     $2,369,176   2,369,176     3,423,296     3,423,296

Liabilities
Mortgage loans payable        $9,359,426   9,414,852    10,897,933    11,265,751

3.  Real Estate

Investments in real estate consist entirely of managed and net leased commercial property. Information regarding the Trust's investment in each property is presented in the Schedule of Real
Estate and Accumulated Depreciation below.

Schedule of Real Estate and Accumulated Depreciation


                                                   Initial Cost to Trust

                                    Amount of                   Buildings &      Subsequent Cost
Property Description               Encumbrance       Land       Improvements         Capitalized

Managed
Kingsley Square                    $  223,171     450,000          3,311,660      1,982,098
   Orange Park, FL

First Tuesday Mall                       ----     595,000          4,347,697      2,241,360
   Carrollton, GA

Mendenhall Commons                  3,867,315   3,134,692          5,597,340         63,000
   Memphis, TN

North Park Plaza                    3,882,094   4,635,147          4,018,353         26,830
   Phoenix, AZ

Presidential Drive                       ----     344,582          1,424,300        247,714
   Atlanta, GA
                                    7,972,580   9,159,421         18,699,350      4,561,002

Net Leased
Yamaha Warehouse                    1,386,846      26,195            755,756      1,415,986
   Cudahy, WI

Total                              $9,359,426   9,185,616         19,455,106      5,976,988


                                                                                                  Life on Which
                                                                                                  Depreciation
                                        Buildings &               Accumulated     Date     Date    is computed
Property Description            Land    Improvements     Total    Depreciation    Built   Acquired  (in years)

Managed
Kingsley Square              $  450,000   5,293,758    5,743,758     2,734,366    1975-76   7/79        10-40
   Orange Park, FL

First Tuesday Mall              600,392   6,583,665    7,184,057     3,839,951    1975-78   7/79        10-40
   Carrollton, GA

Mendenhall Commons            3,134,692   5,660,340    8,795,032     1,533,865       1987   2/89        10-40
   Memphis, TN

North Park Plaza              4,633,382   4,046,948    8,680,330     1,091,233       1963   2/89        10-40
   Phoenix, AZ

Presidential Drive              344,582   1,672,014    2,016,596       694,533       1980  12/84        10-35
   Atlanta, GA
                              9,163,048  23,256,725   32,419,773     9,893,948

Net Leased
Yamaha Warehouse                 26,195   2,171,742    2,197,937     1,456,266       1971   2/72        15-40
   Cudahy, WI

Total                        $9,189,243  25,428,467   34,617,710    11,350,214

The above properties are all shopping centers except for Presidential Drive which is a business park and Yamaha Warehouse which is an office/warehouse.

The activity in real estate and related depreciation for the three years ended December 31, 1999 is summarized in the table below.

Real Estate                                           Years Ended December 31,
                                                1999           1998            1997
    Cost
Beginning of year                          $34,508,522     40,694,216       39,683,279
    Additions during year
        Improvements                           109,188         28,280        1,010,937
   Deductions during year
        Property sales                             ---     (6,213,974)             ---

End of year                                $34,617,710*    34,508,522       40,694,216

    Accumulated Depreciation
Beginning of year                          $10,691,663     12,122,752       11,316,419
    Additions during year
        Depreciation expense                   658,551        831,332          806,333
   Deductions during year
        Property sales                             ---     (2,262,421)             ---

End of year                                $11,350,214     10,691,663       12,122,752

*The aggregate cost for federal income tax purposes is $34,751,420.

Wholly owned managed properties with an aggregate cost of $32,419,773 are leased to tenants pursuant to lease agreements under which the Trust incurs normal real estate operating expenses associated with ownership. Yamaha Warehouse, a wholly-owned property with an aggregate cost of $2,197,937 is leased under a net lease agreement which requires the lessee to pay cash rental, property taxes and other expenses incurred in connection with the operation of the property.

In 1999, the Trust incurred capital expenditures of $109,188. The improvements consisted of $93,714 for tenant build-outs at Presidential Drive Business Park and $15,474 for roof repairs at First Tuesday Mall. In 1998, the Trust incurred capital expenditures of $28,280 for parking lot improvements at First Tuesday Mall.

On December 22, 1998, the Trust sold Geneva Square, a 143,676 square foot shopping center located in Lake Geneva, Wisconsin. The sale price was $4,500,000 from which the Trust paid selling expenses of $20,165 and retired mortgage indebtedness on the property of $2,803,790. Gain on the sale was $528,282.

4.  Mortgage Loans Receivable

Mortgage loans receivable consisted of notes received from financing property sales and were secured by the properties sold, subject to any underlying mortgage loans payable. The Trust received mortgage loans receivable of $1,650,000 as part of the consideration for the sales of Hickory Hills and College Square in 1990 and retained a mortgage payable on the property. Accordingly, the gain on this sale was deferred. The mortgage loans receivable matured on December 20, 1997 and had yielded 9.5% to the Trust. Upon maturity of these mortgage loans receivable, the Trust assigned the underlying mortgage loan payable on College Square to the mortgagee. As a result of the assignment, the proceeds from the College Square mortgage loan receivable were reduced by the outstanding mortgage loan payable of $193,981.

The activity in mortgage loans receivable for the year ended
December 31, 1997 (there was no activity in 1998 or 1999) is summarized in the table below.

Mortgage Loans Receivable
                                        December 31,
                                           1997
     Principal

Beginning of year                       $1,520,083
   Deductions during year
      Principal collections                (28,094)
      Principal repayment               (1,491,989)

Balance at end of year                  $      ---


5.  Cash and Cash Equivalents

At December 31, 1999, cash and cash equivalents consisted of cash of $1,333 and a money market fund of $2,367,843. At December 31, 1998, cash and cash equivalents consisted of cash of $548 and a money market fund of $3,422,748.

6.  Transactions With Affiliates

The Trust has contracted with AEGON USA Realty Advisors, Inc. ("AEGON Advisors") to provide administrative services for a base fee of 5/8% of the average gross real estate investment plus 1/4% of the monthly balance of mortgage loans receivable and an incentive fee of 20% of annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in subsequent years (subject to certain limits). Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). The administrative fee is limited to 1 1/2% of average quarterly net invested assets. The administrative agreement is for a one-year term, automatically renewed annually and cancelable by either party upon 90 days written notice. Amounts paid to AEGON Advisors for administrative services were: $173,831 for 1999, $204,587 for 1998, and $205,714 for 1997. No incentive fees were paid in 1999, 1998 or 1997.

AEGON Advisors also provides real estate acquisition and disposition services for the Trust. A negotiated fee of 2% to 4% of the cost is charged for properties acquired. No separate fee is charged for property dispositions. There were no acquisition fees paid in 1999, 1998 or 1997.

AEGON USA Realty Management, Inc. ("AEGON Realty Management"), a wholly-owned subsidiary of AEGON Advisors, provided property management services to the Trust for a fee of 5% of the gross income of each managed property. The property management agreement is for a one-year term, automatically renewed annually and cancelable upon a 30-day written notice from either party. On December 31, 1998, AEGON Realty Management was merged with and into AEGON Advisors and the property management agreement was assumed by AEGON Advisors. Amounts paid for property management services were $203,500 for 1999, $241,877 for 1998, and $221,935 for 1997.

AEGON Advisors previously provided dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services to the Company for a quarterly fee of $1.25 per shareholder account, $.75 per shareholder account for distributions processed, $.50 per shareholder account for proxy tabulation, and such other compensation for services performed as from time to time agreed to by the parties. The Trust paid AEGON Advisors $21,376 and $21,658 in shareholder service fees for 1998 and 1997, respectively. AEGON Advisors had subcontracted with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company, for delivery of these services. Effective January 1, 1999, the Trust contracted directly with Boston EquiServe, L.P. and terminated the agreement with AEGON Advisors.

The mortgage loan on the Trust's Presidential Drive property was with AUSA Life Insurance Company, Inc., an affiliate of AEGON Advisors. Interest paid on the mortgage was $13,124 in 1999, $74,575 in 1998, and $77,779 in 1997. This mortgage loan was prepaid on February 1, 1999. (See Note 7.) In addition, the mortgage loan on Geneva Square was with PFL Life Insurance Company, an affiliate of AEGON Advisors. Interest paid on the mortgage was $228,562 in 1998 and $235,842 in 1997. Geneva Square was sold in December 1998.

On March 1, 1999, the mortgage loans on Mendenhall Commons and North Park Plaza matured at which time the Trust obtained financing from Monumental Life Insurance Company ("Monumental"), an affiliate of AEGON Advisors, for these properties. (See Note 7.) Interest paid on the mortgage loans was $229,163 in 1999 for Mendenhall Commons and $230,039 in 1999 for North Park Plaza.

On January 20, 2000, the Trust entered into a Real Estate Sale and Purchase Contract to sell all of the real estate assets of the Trust to AEGON Advisors for a total purchase price of $33,500,000. (See Note 11.)

AEGON Advisors is an indirect wholly-owned subsidiary of AEGON
USA, Inc. which, through other wholly-owned subsidiaries, beneficially owns approximately 30.86% of the outstanding shares of the Trust at December 31, 1999.


7.  Mortgage Loans Payable

Mortgage loan obligations, secured by the real estate owned, carry annual interest rates ranging from 8.115% to 10.125%.

On February 1, 1999, the Trust prepaid the mortgage loan on Presidential Drive Business Park. The prepayment amount, including a 1% prepayment fee of $7,065 to the lender, was $713,548. The annual debt service on this mortgage was $107,604, including interest at 10.25%. On February 5, 1999, the Trust prepaid the mortgage loan on First Tuesday Mall. The prepayment amount, including a 1% prepayment fee of $4,637 to the lender, was $468,281. The annual debt service on this mortgage was $115,128, including interest at 9.25%.

On March 1, 1999, the mortgage loans on Mendenhall Commons and North Park Plaza matured, requiring principal repayments of $3,930,120 and $3,944,537, respectively. On March 15, 1999, the
Trust refinanced these mortgage loans with Monumental. The loan amount for Mendenhall Commons was $3,925,000 with monthly debt service of $30,430. The loan amount for North Park Plaza was $3,940,000 with monthly debt service of $30,547. Information regarding each mortgage is presented in the Schedule of Mortgage Loans on Real Estate below.

Schedule of Mortgage Loans on Real Estate



                                      Stated         Final            Annual      Balloon
                          Date       Interest       Maturity         Principal   Payment at    Prepayment Penalty
Property Description      of Note       Rate          Date         and Interest   Maturity     Provisions*

Managed
Kingsley Square            2/77          10%          2/02         $   76,370   $      ---     Feb. 99 to Feb. 00 penalty is
   Orange Park, FL                                                                             5.0%, declining .5% per year
                                                                                               thereafter

                           8/75          10%          8/00            163,650          ---     5.0%

Mendenhall Commons         3/99       8.115% ***      3/00 **         365,166    3,858,737     None
   Memphis, TN

North Park Plaza           3/99       8.115% ***      3/00 **         366,561    3,873,483     None
   Phoenix, AZ
                                                                      971,747    7,732,220

Net Leased
Yamaha Warehouse          12/90      10.125%          1/01            159,627    1,366,721      Excess of loan rate over
   Cudahy, WI                                                                                   U.S. Treasury Bill rate

                                                                   $1,131,374   $9,098,941

*    Percentages are of the principal amount at time ofprepayment.
**   Loan extended through May 1, 2000 under original terms.
***  Variable loan rate adjusted quarterly equal to 3 month LIBOR plus 2%.

                               Face Amount         Carrying Amount
                               of Mortgage         of Mortgage
Property Description          at Acquisition       Dec. 31, 1999
Managed
Kingsley Square                 $   700,000         $   139,568
   Orange Park, FL
   (two loans)
                                  1,500,000              83,603

Mendenhall Commons                3,925,000           3,867,315
   Memphis, TN

North Park Plaza                  3,940,000           3,882,094
   Phoenix, AZ
                                 10,065,000           7,972,580

Net Leased
Yamaha Warehouse                  1,500,000           1,386,846
   Cudahy, WI

                                $11,565,000          $9,359,426


The activity in mortgage loans payable for the three years ended
December 31, 1999 is summarized in the table below.

Mortgage Loans Payable

                                                                 Years Ended December 31,
                                                            1999           1998           1997

     Principal
Beginning of year                                         $10,897,933     14,140,584    14,819,479
   Additions during year
      New mortgage loans on refinancing                     7,865,000            ---           ---
   Deductions during year
      Principal payments                                     (368,380)      (438,861)    (484,914)
      Prepayments and maturities                           (9,035,127)    (2,803,790)    (193,981)

Balance at end of year                                     $9,359,426     10,897,933    14,140,584

Scheduled monthly payments will substantially amortize the principal balances of the mortgage loans over their respective terms with the exception of balloon payments at maturity. Amortized payments on the outstanding balances due, including balloon repayments at maturity, are summarized as follows:


                   Amortized         Payments
     Year          Payments        at Maturity

     2000           $186,271        $7,732,220
     2001             72,199         1,366,721
     2002              2,015


8.  Leased Assets

The Trust is lessor of various properties as described in Note 3. Certain properties are leased to tenants under long-term, non-cancelable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are as follows:

     Year                      Amount

     2000                    $3,053,873
     2001                     2,550,264
     2002                     2,185,604
     2003                     2,089,728
     2004                     1,641,237
  2005-2018                  10,732,689

Contingent rentals included in income received in connection with operating leases were $38,268, $136,446, and $134,343 for the years ended December 31, 1999, 1998 and 1997, respectively. Such rentals are based principally on tenant sales in excess of stipulated minimums. In 1999, 1998, and 1997, the Trust derived 10% or more of its revenue from Kroger Company at Mendenhall Commons and from Safeway at North Park Plaza. The revenue from these tenants was $638,501 and $739,592 in 1999, $644,083 and
$625,034 in 1998, and $587,097 and $581,028 in 1997,
respectively.

In April 1999, Publix Supermarkets closed its store at Kingsley
Square. When Publix vacated, Office Max exercised its right under the terms of its lease to go to percentage rents.

9.  Federal Income Taxes

The Trust conducts its operations so as to qualify as a real estate investment trust under the Internal Revenue Code which requires, among other things, that at least 95% of the Trust's taxable income be distributed to shareholders. The Trust has historically distributed all of its taxable income.
Distributions made in 1999 were used to meet the Internal Revenue Code distribution requirements for 1999. Accordingly, no provision has been made for federal income taxes since the Trust did not have taxable income after the deductions allowed for distributions to shareholders.

Certain property acquisitions have resulted in the basis of those properties being determined differently for financial accounting purposes than for income tax purposes. The differing methods of determination of basis in these transactions have resulted in the tax basis of certain properties being higher or lower than the financial basis. At December 31, 1999 the tax basis of real estate was $133,710 in excess of the financial basis.

10.  Legal Proceedings

The Trust is not a party to any pending legal proceedings which, in the opinion of management, are material to the Trust's financial position.


11. Subsequent Event

In January 2000, the Trust signed a contract to sell all of its real estate assets to AEGON Advisors, the Trust's advisor and a subsidiary of AEGON USA, Inc., the Trust's largest shareholder which owns approximately 30.86% of the Trust's outstanding shares, for a total purchase price of $33,500,000. The sale of the real estate assets of the Trust is conditioned upon shareholder approval of the sale, as well as shareholder approval of the subsequent liquidation of the Trust and distribution of the proceeds of the sale to the shareholders. The transaction is anticipated to be completed in the second quarter of 2000.

12.  Selected Quarterly Financial Data (Unaudited)

                                                          Quarter Ended                             Year Ended
           Year                          3/31           6/30          9/30          12/31              12/31
     1999

Revenue                               $1,235,691       1,145,054      1,089,484      1,110,939        4,581,168
Earnings from operations              $  359,078         286,357        258,682        157,259(1)     1,061,376
Net gain on sale of property                 ---             ---            ---            ---              ---
Net earnings                          $  359,078         286,357        258,682        157,259(1)     1,061,376
Basic and diluted net
   earnings per share                 $      .09             .07            .07            .04              .27

     1998

Revenue                               $1,622,786(2)    1,266,703      1,230,616      1,211,850        5,331,955
Earnings from operations              $  512,257         108,264        112,875        210,579          943,975
Net gain on sale of property                 ---             ---            ---        528,282          528,282
Net earnings                          $  512,257(2)      108,264        112,875        738,861        1,472,257
Basic and diluted net
   earnings per share                 $      .13             .03            .03            .19              .38

     1997

Revenue                               $1,277,422       1,236,318      1,250,455      1,247,892        5,012,087
Earnings from operations              $  163,220         166,302         66,105        241,502          637,129
Net gain on sale of property                 ---             ---            ---        259,157          259,157
Net earnings                          $  163,220         166,302         66,105        500,659          896,286
Basic and diluted net
   earnings per share                 $      .04             .04            .02            .13              .23

(1) Administrative expenses for the fourth quarter of 1999 included $100,000 due to the fairness opinion related to the potential sale of the Trust's real estate assets to AEGON
Advisors.

(2) Revenues and net income for the first quarter of 1998 included a final settlement of $248,000 for a claim as an unsecured creditor under a Chapter 11 reorganization plan and an $85,000 settlement for the termination of a lease by a tenant in 1997.






Report of Independent Auditors


The Board of Trustees and Shareholders
USP Real Estate Investment Trust

We have audited the accompanying balance sheets of USP Real Estate Investment Trust as of December 31, 1999 and 1998, and the related statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USP Real Estate Investment Trust at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                   /s/ Ernst & Young LLP

Des Moines, Iowa
February 25, 2000

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

PATRICK E. FALCONIO, age 58, has served as a Trustee and Chairman of the Board since 1988. He retired on February 1, 1999 as an Executive Vice President of AEGON USA, Inc. (insurance and financial services), Cedar Rapids, Iowa, where he had been employed since 1987. He was also a Director of AEGON USA Realty Advisors, Inc. and various other subsidiaries of AEGON USA, Inc. until his retirement.

EDWIN L. INGRAHAM, age 73, has served as a Trustee of the Trust since 1984, and as Vice Chairman of the Board of Trustees since 1990. He retired in 1988 as Executive Vice President, Treasurer and Chief Investment Officer of AEGON USA, Inc., where he had been employed since 1982. Mr. Ingraham is a member of the Audit Committee.

SAMUEL L. KAPLAN, age 63, has served as a Trustee of the Trust since 1983.  He has been engaged in the practice of law in
Minneapolis, Minnesota as a member of the firm of Kaplan,
Strangis and Kaplan, P.A. since 1978.   Mr. Kaplan is a member of
the Audit Committee.

RICHARD M. OSBORNE, age 54, has served as a Trustee of the Trust since January 1999. He is President and Chief Executive Officer of OsAir, Inc., a company he founded in 1963. OsAir, Inc. is a manufacturer of industrial gases for pipeline delivery and a real property developer. Mr. Osborne is the sole Manager of Turkey Vulture Fund XIII, Ltd. which acquires, holds, sells or otherwise invests in all types of securities and other instruments. Mr. Osborne is a Director and Chairman of the Board of Liberty Self-Stor, Inc., a publicly-held real estate investment trust, a Director of Ceres Group, Inc., a publicly-held insurance holding company, a Director and Chairman of the Board of Pacific Gateway Properties, Inc., a publicly-held real estate company and a Director and Vice Chairman of the Board of GLB Bancorp, Inc., a bank holding company.

Information About Executive Officers

Certain information about the executive officers of the Trust appears below. (See "Item 13. Certain Relationships and Related Transactions" for a description of the Trust's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

DAVID L. BLANKENSHIP, age 49, has served as President of the Trust since 1985. He has been employed by AEGON USA, Inc. since 1977 in various administrative and management positions related to real estate investment activities and is Chairman of the Board and President of AEGON USA Realty Advisors, Inc.

MAUREEN DEWALD, age 49, has served as Vice President of the Trust since 1986 and Secretary since 1985. She has been employed by AEGON USA, Inc. since 1983 as an attorney for real estate investment activities and is Senior Vice President, Secretary and General Counsel of AEGON USA Realty Advisors, Inc.


ALAN F. FLETCHER, age 50, has served as Treasurer of the Trust since 1986, as Vice President since 1985, as Assistant Secretary since 1982 and as principal financial officer since 1981. He has been employed by AEGON USA, Inc. since 1981 in various financial and administrative positions related to investment activities and is Senior Vice President and Chief Financial Officer of AEGON USA Realty Advisors, Inc.

ROGER L. SCHULZ, age 38, has served as Controller and Assistant
Secretary of the Trust since 1995.  He has been employed by AEGON
USA, Inc. since 1985 in various accounting and financial reporting positions related to real estate investment activities and is Manager - Financial Reporting for AEGON USA Realty
Advisors, Inc.


Item 11.  Executive Compensation

During 1999, each Trustee received an annual fee of $6,000 plus $750 for each regular or special meeting attended, as well as $400 per day for inspecting properties owned by the Trust and $400 for attendance at each committee meeting as a member, unless held in conjunction with a meeting of the Board of Trustees. Total fees paid to all Trustees as a group were $37,500 for 1999.

The executive officers of the Trust are not employees of the Trust and receive no cash or deferred compensation in their capacities as such.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Trust to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Trust as of March 15, 2000.

Name and Address                       Amount and Nature       Percent
of Beneficial Owner                 of Beneficial Ownership    of Class

AEGON USA, Inc. (1)                         1,197,260           30.86%
4333 Edgewood Road N.E.
Cedar Rapids, Iowa  52499

Turkey Vulture Fund XIII, Ltd. (2)            561,081           14.46%
c/o Kohrman Jackson & Krantz P.L.L.
1375 East 9th Street
Cleveland, Ohio  44114


(1) AEGON USA, Inc., an Iowa Corporation, is an indirect, wholly owned subsidiary of AEGON N.V., a holding company organized under the laws of The Netherlands which is controlled by Vereninging AEGON, an association organized under the laws of The Netherlands. AEGON USA, Inc. has sole voting and investment powers with respect to the above shares.

(2) Turkey Vulture Fund XIII, Ltd. (the "Fund") is an Ohio limited liability company, of which Richard M. Osborne is the sole Manager. As sole Manager of the Fund, with sole power to vote, or to direct the voting of, and the sole power to dispose or to direct the disposition of, any shares owned by the Fund, Mr. Osborne may be deemed to beneficially own all of the Shares of beneficial interest of USP owned by the Fund.



Security Ownership of Management

The following table sets forth the number of shares beneficially owned as of March 15, 2000 by each Trustee and officer and by all Trustees and officers as a group (8 persons). Except as otherwise indicated by footnote, the individuals have direct ownership of, and sole voting and investment power with respect to, any shares beneficially owned by them. Under rules adopted by the Securities and Exchange Commission, transactions in shares of the Trust are reportable by Trustees and officers on specified forms, and the Trust is required to disclose any known delinquent filings. The Trust is not aware of any delinquent filings by its current trustees and officers, except that Richard Osborne inadvertently failed to report on a Form 4 Statement of Changes of Beneficial Ownership of Securities a purchase of 10,000 shares in December 1998.

Name of                                  Amount and Nature         Percent
Beneficial Owner                      of Beneficial Ownership     of Class

Patrick E. Falconio(1)                            2,000               *
Edwin L. Ingraham                                 1,500               *
Samuel L. Kaplan(2)                              10,000               *
Richard M. Osborne(3)                           561,081             14.46%
David L. Blankenship(4)                       1,199,078             30.90%
Maureen DeWald                                        0               *
Alan F. Fletcher(5)                               2,200               *
Roger L. Schulz                                     100               *
Trustees, nominees and officers as a group    1,775,959             45.77%


(1) Mr. Falconio may be deemed to be the beneficial owner of 2,000 shares owned by his wife.
(2) Mr. Kaplan is the direct owner of 8,500 shares and may be deemed to be the beneficial owner of 1,500 shares held in a profit sharing trust for his account.
(3) Mr. Osborne may be deemed to be the beneficial owner of 561,081 shares beneficially owned by Turkey Vulture Fund, XIII, Ltd., an Ohio limited liability company, of which Mr. Osborne is the sole Manager.
(4) Mr. Blankenship may be deemed to be the beneficial owner of 1,197,260 shares beneficially owned by AEGON USA, Inc. with respect to which he shares voting and investment powers (see "Security Ownership of Certain Beneficial
     Owners" and "Information About Executive Officers"). Mr. Blankenship disclaims beneficial ownership of such shares.
     He may also be deemed to be the beneficial owner of 1,818 shares held in custodial accounts for his children.
 (5) Mr. Fletcher is the direct owner of 600 shares and is the beneficial owner of 1,600 shares held in an individual retirement account.

  *Such holdings represent less than one percent of the outstanding Shares.


Item 13.  Certain Relationships and Related Transactions.

The Trust has no employees and has contracted with AEGON Advisors, a subsidiary of AEGON USA, Inc., the Trust's largest shareholder, to provide administrative, advisory, acquisition,
divestiture, and property management services.   Certain officers
of AEGON Advisors serve as non-employee officers of the Trust. A description of the relationships between AEGON USA, Inc. and its various subsidiaries and of such subsidiaries' agreements with the Trust follows. The description of the agreements which follows is qualified in its entirety by reference to the terms and provisions of such agreements, copies of which are available from the Trust's filings with the Securities and Exchange Commission and from the Trust's Investor Relations department. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between AEGON USA, Inc. and AEGON N.V.)

Administrative, Advisory and Acquisition Services

AEGON Advisors is a wholly owned subsidiary of AEGON USA, Inc. AEGON Advisors provides administrative, advisory, acquisition and divestiture services to the Trust pursuant to an Administrative Agreement dated January 1, 1984. The term of the Administrative Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Agreement upon 90 days written notice. The performance of AEGON Advisors' duties and obligations under the Administrative Agreement has been guaranteed by AEGON USA, Inc.

Under the Administrative Agreement, AEGON Advisors (a) provides clerical, administrative and data processing services, office space, equipment and other general office services necessary for the Trust's day-to-day operations, (b) provides legal, tax and accounting services to maintain all necessary books and records of the Trust and to ensure Trust compliance with all applicable federal, state and local laws, regulatory reporting requirements and tax codes, (c) arranges financing for the Trust, including but not limited to mortgage financing for property acquisition,
(d) obtains property management services for the Trust's properties and supervises the activities of persons performing such services, (e) provides monthly reports summarizing the results of operations and financial conditions of the Trust, (f) prepares and files all reports to shareholders and regulatory authorities on behalf of the Trust, (g) prepares and files all tax returns of the Trust and (h) provides the Trust with property acquisition and divestiture services.

AEGON Advisors receives fees for its administrative and advisory services as follows: (a) a base fee, payable monthly, equal to 0.625% per annum of the average monthly gross real estate investments of the Trust plus 0.25% per annum of the monthly outstanding principal balance of mortgage loans receivable; and
(b) an incentive fee, payable annually, equal to 20% of the annual adjusted cash flow from operations in excess of $.72 per share. If the annual adjusted cash flow from operations is less than $.72 per share, then the payment of so much of the base fee is to be deferred so that revised cash flow from operations will be equal to $.72 per share; provided, however, in no event shall the amount deferred exceed 20% of the previously determined base fee. Any deferred fees may be paid in a subsequent year, up to a maximum of 30% of that year's revised cash flow from operations in excess of $.72 per share. Annual adjusted cash flow from operations, as defined for purposes of the incentive fee, includes the net realized gain (or loss) from the disposition of property, adjusted to exclude accumulated depreciation (otherwise stated as gain in excess of cost without reduction for allowable depreciation). Notwithstanding the foregoing, the combined base and incentive fees cannot exceed the amount permitted by the limitation on operating expenses as provided in the Trust's Declaration of Trust, which limitation is essentially 1.5% of the Trust's average quarterly invested assets, net of depreciation. In addition, AEGON Advisors is to be paid a separately negotiated fee of not less than 2% nor more than 4% of the cost of each property acquired by the Trust as compensation for acquisition services furnished by it to the Trust. Administrative fees paid to AEGON Advisors for 1999 were $173,831. No acquisition fees were paid in 1999.

Management Services

AEGON Advisors provides management services to the Trust pursuant to a Property Management Agreement dated July 1, 1981. The term of the Agreement is for one (1) year and is automatically renewable each year for an additional year subject to the right of either party to cancel the Management Agreement upon 30 days written notice. Under the Management Agreement, AEGON Advisors is obligated to (a) procure tenants and execute leases with respect to Trust properties which are not leased under net lease arrangements (the "Managed Properties"), (b) maintain and repair (at the Trust's expense) the Managed Properties, (c) maintain complete and accurate books and records of the operations of the Managed Properties, (d) maintain the Managed Properties in accordance with applicable government rules and regulations, licensing requirements and building codes, (e) collect all rents and (f) carry (at the Trust's expense) general liability, accident, fire and other property damage insurance. For these services, AEGON Advisors receives 5% of the gross income derived from the operation of the Managed Properties. Management fees paid to AEGON Advisors for 1999 were $203,500. These services were previously provided by AEGON USA Realty Management, Inc., a wholly owned subsidiary of AEGON Advisors, which was merged into AEGON Advisors in December 1998.


Other

On December 31, 1993, the mortgage loan on the Trust's Presidential Drive property was acquired from the lender by AUSA Life Insurance Company, Inc., a wholly-owned subsidiary of AEGON USA, Inc., as part of a large transaction involving the transfer of loans and securities. The terms of the mortgage loan remained the same. On February 1, 1999, the Trust prepaid the mortgage loan on Presidential Drive Business Park. The prepayment amount, including a 1% prepayment fee of $7,065 to the lender, was $713,548. In February 1994, the Trust refinanced the existing mortgage loan on its Geneva Square property with a new mortgage loan from PFL Life Insurance Company ("PFL"), a wholly-owned subsidiary of AEGON USA, Inc. This $3,000,000 loan was obtained by the Trust on commercially competitive terms at a fixed interest rate of 8% and a 1% origination fee ($30,000) was paid to PFL in connection with the loan. The loan matured on March 1, 1996, and the Trust exercised an option to extend the loan for eight years at 8.30% based on commercially competitive terms
offered for comparable loans by PFL.   On December 22, 1998, the
Trust sold Geneva Square and the mortgage balance of $2,803,790 was repaid. On March 1, 1999, the mortgage loans on Mendenhall Commons and North Park Plaza matured, requiring principal repayment. On March 15, 1999, the Trust refinanced these mortgage loans with Monumental Life Insurance Company, a wholly owned subsidiary of AEGON USA, Inc. The new loans are for a period of one year, carry an initial interest rate of 7%, and may be prepaid at any time without penalty. The maximum principal amount of the Mendenhall Commons and North Park Plaza mortgage indebtedness outstanding during 1999 was $7,865,000. The Trust paid $115,592 in principal and $459,202 in interest on such mortgage indebtedness for 1999.

Sale of Assets

In January 2000, the Trust signed a contract to sell all of its real estate assets to AEGON Advisors, the Trust's advisor and a subsidiary of AEGON USA, Inc., the Trust's largest shareholder which owns approximately 30.86% of the Trust's outstanding shares, for a total purchase price of $33,500,000. The sale of the real estate assets of the Trust is conditioned upon shareholder approval of the sale, as well as shareholder approval of the subsequent liquidation of the Trust and distribution of the proceeds of the sale to the shareholders. A notice of a special meeting of the shareholders and a proxy statement containing details of the proposed transaction will be sent to all shareholders pending a filing with the Securities and Exchange Commission. The transaction is anticipated to be completed in the second quarter of 2000, resulting in an expected liquidating distribution in excess of $6.00 per share. Shareholder approval of the liquidation of the Trust will result in termination of the Trust. Neither the sale of assets nor the liquidation will occur unless both are approved at the special meeting.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) List of Documents

The following financial statements are included in Item 8:

1.  Financial Statements.

Balance Sheets, December 31, 1999 and 1998.
Statements of Earnings, Years Ended December 31, 1999, 1998, and 1997. Statements of Cash Flows, Years Ended December 31, 1999, 1998, and 1997. Statements of Shareholders' Equity, Years Ended December 31, 1999, 1998, and 1997.
Notes to Financial Statements.
Report of Independent Auditors.

2.  Financial Statement Schedules.

Financial Statement Schedules.  (Included in Notes to Financial Statements)

(III)  Schedule of Real Estate and Accumulated Depreciation.       Note 3
(IV)  Schedule of Mortgage Loans on Real Estate.                   Note 4

All other schedules have been omitted because they are not required, or because the required information, where material, is included in the financial statements or accompanying notes.

Part IV (continued)

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K (continued)

 (a)List of Documents (continued)

    3.  Exhibits.

       (2) Real Estate Sale and Purchase Contract, dated January 20, 2000, by and between the Trust and AEGON USA Realty Advisors, Inc. Filed herewith.

       (2.1) Plan of Liquidation, adopted by the Board of Trustees on October 21, 1999. Filed herewith.

       (3) Second Amended and Restated Declaration of Trust currently in effect, dated October 5,1972, as amended December 18, 1972, March 3, 1975 and April 23, 1984, incorporated herein by reference to Item 14(a)3, Exhibit (3) of Form 10-K for the year ended December 31, 1984.

       (3.1) By-Laws currently in effect, dated November 19, 1997, incorporated herein by reference to Item 14(a)3, Exhibit (3.1) of Form 10-K for the year ended December 31, 1997.

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

 (b)   No reports on Form 8-K were filed during the fourth quarter of 1999.

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

March 30, 2000



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.



/s/ Patrick E. Falconio          /s/ Samuel L. Kaplan
    Patrick E. Falconio              Samuel L. Kaplan
    Trustee                          Trustee

/s/ Edwin L. Ingraham            /s/ Richard M. Osborne
    Edwin L. Ingraham                Richard M. Osborne
    Trustee                          Trustee

March 30, 2000


                          EXHIBIT INDEX



   Exhibit
    Item                 Title or Description

     (2) Real Estate Sale and Purchase Contract, dated January 20, 2000, by and between the Trust and AEGON USA Realty Advisors, Inc. Filed herewith.

     (2.1) Plan of Liquidation, adopted by the Board of Trustees on October 21, 1999. Filed herewith.

     (3) Second Amended and Restated Declaration of Trust currently in effect, dated October 5,1972, as amended December 18, 1972, March 3, 1975 and April 23, 1984, incorporated herein by reference to Item 14(a)3, Exhibit (3) of Form 10-K for the year ended December 31, 1984.

     (3.1) By-Laws currently in effect, dated November 19, 1997, incorporated herein by reference to Item 14(a)3, Exhibit (3.1) of Form 10-K for the year ended December 31, 1997.

     (4) Articles II and III of the Second Amended and Restated Declaration of Trust currently in effect, dated October 5, 1972, as amended December 18, 1972, March 3, 1975 and April 23, 1984, incorporated herein by reference to Item 14(a)3, Exhibit (3) of Form 10-K for the year ended December 31, 1984.

     (10) Administrative Agreement currently in effect, dated January 1, 1984,incorporated herein by reference to Item 5, Exhibit (28) of Form 8-K dated January 1, 1984.

     (10.1)  Property Management Agreement currently in effect, dated
             July 1, 1981, as amended November 4, 1982,incorporated herein by reference to Item 14(a)3, Exhibit (10) of Form 10-K for the year ended December 31, 1982.

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