Form 10-K/A
period 1999-12-31
USP REAL ESTATE INVESTMENT TRUST
filed 2000-05-03
CIK 102438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                Amendment No.1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999        Commission file number 0-7589


                        USP REAL ESTATE INVESTMENT TRUST
             (Exact name of registrant as specified in its charter)

                Iowa
    (State or other jurisdiction of                   42-6149662
     incorporation or organization)       (I.R.S. Employer Identification No.)

  4333 Edgewood Road N.E., Cedar Rapids, IA               52499
   (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (319) 398-8975


           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                   Shares of Beneficial Interest, $1 Par Value
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 15, 2000 was $12,288,920.

The number of shares of beneficial interest of the registrant outstanding at March 15, 2000 was 3,880,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

This Amendment No. 1 to Form 10-K is filed for the sole purpose of amending
Item 14(a)(3) and filing the exhibits attached hereto.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   List of Documents

           3.  Exhibits.


          (2) Real Estate Sale and Purchase Contract, dated January 20, 2000, by and between the Trust and AEGON USA Realty Advisors, Inc. Filed herewith.

          (2.1) Plan of Liquidation, adopted by the Board of Trustees on October 21, 1999. Filed herewith.

          (3) Second Amended and Restated Declaration of Trust currently in effect, dated October 5, 1972, as amended December 18, 1972, March 3, 1975, April 23, 1984 and April 22, 1986.
                    Filed herewith.

          (3.1) By-Laws currently in effect, dated November 19, 1997, incorporated herein by reference to Item 14(a)3, Exhibit (3.1) of Form 10-K for the year ended December 31, 1997.

          (4) Articles II and III of the Second Amended and Restated Declaration of Trust currently in effect, dated October 5, 1972, as amended December 18, 1972, March 3, 1975, April 23, 1984 and April 22, 1986. Filed herewith.

          (10) Administrative Agreement currently in effect, dated January 1, 1984. Filed herewith.

          (10.1) Property Management Agreement currently in effect, dated July 1, 1981, as amended November 4, 1982. Filed herewith.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            USP REAL ESTATE INVESTMENT TRUST



/s/ Patrick E. Falconio                     /s/ Alan F. Fletcher
---------------------------------           -----------------------------------
      Patrick E. Falconio                         Alan F. Fletcher
      Chairman of the Board                       Vice President and Treasurer
      (principal executive                        (principal financial officer)
       officer)


                                            /s/ Roger L. Schulz
                                            -----------------------------------
                                                  Roger L. Schulz
                                                  Controller
                                                  (principal accounting officer)

May 3, 2000



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.



/s/ Patrick E. Falconio                     /s/ Samuel L. Kaplan
---------------------------------           -----------------------------------
      Patrick E. Falconio                         Samuel L. Kaplan
      Trustee                                     Trustee

/s/ Edwin L. Ingraham                       /S/ Richard M. Osborne
---------------------------------           -----------------------------------
      Edwin L. Ingraham                           Richard M. Osborne
      Trustee                                     Trustee



May 3, 2000

                                  EXHIBIT INDEX

        Exhibit
          Item                        Title or Description
        -------                       --------------------
          (2)       Real Estate Sale and Purchase Contract, dated January 20,
                    2000, by and between the Trust and AEGON USA Realty
                    Advisors, Inc. Filed herewith.

          (2.1) Plan of Liquidation, adopted by the Board of Trustees on October 21, 1999. Filed herewith.

          (3) Second Amended and Restated Declaration of Trust currently in effect, dated October 5, 1972, as amended December 18, 1972, March 3, 1975, April 23, 1984 and April 22, 1986.
                    Filed herewith.

          (3.1) By-Laws currently in effect, dated November 19, 1997, incorporated herein by reference to Item 14(a)3, Exhibit
                    (3.1) of Form 10-K for the year ended December 31, 1997.

          (4)       Articles II and III of the Second Amended and Restated
                    Declaration of Trust currently in effect, dated October 5, 1972, as amended December 18, 1972, March 3, 1975, April 23,
                    1984 and April 22, 1986. Filed herewith.

          (10)      Administrative Agreement currently in effect, dated January
                    1, 1984. Filed herewith.

          (10.1)    Property Management Agreement currently in effect, dated
                    July 1, 1981, as amended November 4, 1982. Filed herewith.