Form 10-Q
period 2000-03-31
USP REAL ESTATE INVESTMENT TRUST
filed 2000-05-15
CIK 102438

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



    For the quarter ended March 31, 2000    Commission file number 0-7589



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


The number of shares of beneficial interest of the registrant outstanding at May 15, 2000 was 3,880,000.

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

USP REAL ESTATE INVESTMENT TRUST
Balance Sheets
(unaudited)

                                                                           March 31,            December 31,
                                                                      2000          1999             1999

Assets
  Real estate
    Land, buildings and improvements at cost               $       34,663,342     34,508,522      34,617,710
    Less accumulated depreciation                                 (11,514,427)   (10,855,106)    (11,350,214)
                                                                   23,148,915     23,653,416      23,267,496
  Cash and cash equivalents                                         2,746,502      2,370,846       2,369,176
  Rents and other receivables                                         504,867        468,335         499,810
  Prepaid and deferred                                                212,070        248,537         243,659

                                                           $       26,612,354     26,741,134      26,380,141


Liabilities and Shareholders' Equity
  Liabilities
    Mortgage loans payable                                 $        9,275,547      9,645,512       9,359,426
    Accounts payable and accrued expenses                             640,093        469,039         665,387
    Due to affiliates                                                  40,464         43,460          31,935
    Distribution declared                                                 -          310,400             -
    Tenant deposits                                                    86,208         82,223          86,259
    Other                                                              27,953         41,217           6,353
                                                                   10,070,265     10,591,851      10,149,360

  Shareholders' Equity
    Shares of beneficial interest,
      $1 par value, 20,000,000
      shares authorized, 3,880,000
      shares issued and outstanding                                 3,880,000      3,880,000       3,880,000
    Additional paid-in capital                                     11,989,948     11,989,948      11,989,948
    Undistributed net earnings                                        672,141        279,335         360,833
                                                                   16,542,089     16,149,283      16,230,781

                                                           $       26,612,354     26,741,134      26,380,141

USP REAL ESTATE INVESTMENT TRUST
Statements of Earnings
(Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       2000               1999
Revenue
  Rents                                                      $       1,072,582         1,200,527
  Interest                                                              35,028            35,164
                                                                     1,107,610         1,235,691

Expenses
  Property expenses:
    Real estate taxes                                                  124,431           116,801
    Repairs and maintenance                                             82,718           104,620
    Utilities                                                           25,902            28,509
    Management fee                                                      50,486            57,187
    Insurance                                                            7,921             8,881
    Other                                                                7,716            26,223
  Property expenses, excluding depreciation                            299,174           342,221
    Depreciation                                                       164,213           163,443
  Total property expenses                                              463,387           505,664
  Interest                                                             200,055           268,571
  Administrative fee                                                    54,414            54,243
  Other administrative                                                  78,446            48,135
                                                                       796,302           876,613

Net earnings                                                 $         311,308           359,078

Basic and diluted net earnings per share                     $             .08               .09

Distributions to shareholders                                $               -           310,400

Distributions to shareholders per share                      $               -               .08

USP REAL ESTATE INVESTMENT TRUST
Statements of Cash Flows
(unaudited)

                                                                        Three Months Ended
                                                                              March 31,
                                                                       2000               1999

Cash flows from operating activities:
  Rents collected                                             $      1,090,512          1,151,329
  Interest received                                                     39,145             35,164
  Payments for operating expenses                                     (420,660)          (424,997)
  Interest paid                                                       (199,213)          (267,729)
    Net cash provided by operating activities                          509,784            493,767

Cash flows from investing activities:
  Capital expenditures                                                 (45,632)               -
  Other, net                                                            (2,947)            16,604
    Net cash provided (used) by investing activities                   (48,579)            16,604

Cash flows from financing activities:
  Principal portion of scheduled
    mortgage loan payments                                             (83,879)           (82,294)
  Principal repayment of mortgage loans                                    -           (1,170,127)
  Distributions paid to shareholders                                       -             (310,400)
    Net cash used by financing activities                              (83,879)        (1,562,821)

Net increase (decrease) in cash and cash equivalents                   377,326         (1,052,450)
Cash and cash equivalents at beginning of period                     2,369,176          3,423,296
Cash and cash equivalents at end of period                    $      2,746,502          2,370,846

Reconciliation of net earnings to net cash
  provided by operating activities:
Net earnings                                                  $        311,308            359,078
Add (deduct) reconciling adjustments:
  Depreciation                                                         164,213            163,443
  Amortization                                                             842                842
  Decrease (increase) in rent and other receivables                        447            (79,487)
  Decrease in prepaid and deferred expenses                             28,139             22,166
  Decrease in taxes held in escrow                                         -               18,863
  Increase (decrease) in accounts payable
    and accrued expenses                                               (25,294)            50,835
  Increase (decrease) in due to affiliates                               8,529            (72,262)
  Increase in advance rents                                             21,600             30,289
Net cash provided by operating activities                     $        509,784            493,767

Notes to Financial Statements

  Note 1: The unaudited interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1999 Annual Report.

  Note 2:  Shareholders' equity, December 31, 1999   $   16,230,781
               Net earnings                                 311,308
           Shareholders' equity, March 31, 2000      $   16,542,089


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

USP Real Estate Investment Trust had net earnings of $311,308 ($.08 per share) for the three months ended March 31, 2000 compared o $359,078 ($.09 per share) for the same period in 1999. (All per share amounts are on a basic and diluted basis.)

The Trust's rental income this year is $127,945 lower than the first three months of 1999 primarily due to lower rents at Kingsley Square in Jacksonville, Florida. The decrease in rents at Kingsley Square was caused by OfficeMax exercising their lease provision allowing them to pay rent based on sales when Publix Super Markets, the former anchor tenant, vacated its space in April 1999. As a result of Publix vacating their space, the Trust will be receiving significantly less rent from OfficeMax.

At March 31, 2000, overall leased occupancy of the portfolio was 87%, but due to tenants vacating prior to lease expiration, overall physical occupancy is slightly below 85%. Winn Dixie has recently announced publicly that it will be closing its store at First Tuesday Mall in Carrollton, Georgia. While Winn Dixie will be obligated to pay rent through lease expiration in 2004, their vacancy will reduce overall physical occupancy of the Trust's portfolio to 79%. Management continues to seek replacement tenants to fill vacancies at Kingsley Square and First Tuesday Mall.

Total property expenses, excluding depreciation, decreased by $43,047 from 1999 to 2000. As a percentage of rental income, such expenses decreased from 29% in 1999 to 28% in 2000. Repairs and maintenance decreased by $21,902 from 1999 primarily due to tenant remodeling expenses and electrical repairs required in the first quarter of 1999. Management fees decreased by $6,701 from 1999 due to lower rental income in 2000. Other property expenses were $18,507 lower than 1999, primarily due to reduced lease commissions.

Interest expense decreased by $68,516 due to the Trust prepaying the mortgage loans in February 1999 on Presidential Drive Business Park in Atlanta, Georgia and First Tuesday Mall and the March 1999 refinancing of the mortgage loans on North Park Plaza in Phoenix, Arizona and Mendenhall Commons in Memphis, Tennessee. Other administrative expenses increased by $30,311 during the first three months of 2000 compared to the same period last year. This increase is due to higher legal expenses incurred in connection with the anticipated transaction to sell all of the real estate assets to AEGON USA Realty Advisors.

Capital resources of the Trust consist of equity in real estate investments. Properties are maintained in good condition and adequate insurance coverage is provided. Liquidity is represented by cash and cash equivalents ($2,746,502 at March 31, 2000) as well as cash flow from the continued operation of the Trust's real estate portfolio, which is considered sufficient to meet current obligations.

As previously announced, the Trust has signed a contract to sell all of its real estate assets to AEGON USA Realty Advisors, the Trust's advisor. The anticipated sale of assets and proposed liquidation of the Trust are subject to, among other things, shareholder approval. In order to obtain shareholder approval, a special shareholder meeting has been scheduled for June 13, 2000, for which a proxy statement is being distributed in order to solicit shareholder votes. If shareholders approve the proposed transaction and the liquidation of the Trust on June 13, 2000, the sale of assets will take place shortly thereafter and a liquidating distribution currently expected to be in excess of $6.50 per share will be paid to all shareholders. Due to the pending transaction, regular quarterly distributions have been suspended.

Forward Looking Information

This Form 10-Q Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our expectations or beliefs relating to anticipated financial performance, business prospects and our plans for future operations, which are subject to various risks and uncertainties. When used in this Form 10-Q and in future filings by the Trust with the Securities and Exchange Commission, in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer of the Trust, the words or phrases "believes," "may," "will," "expects," "should," "continue," "anticipates," "intends," "will likely result," "estimates," "projects," or similar expressions and variations thereof are intended to identify such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for these types of statements. In order to comply with the terms of the safe harbor, the Trust notes that a variety of factors could cause the Trust's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Trust's forward-looking statements. The risks and uncertainties that may affect the operations, performance, results of the Trust's business, and the potential sale of assets include but are not limited to the following:

     * The Trust's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

     * Changes in interest rates which will affect the amount of interest paid on mortgage loans.

     * The Trust's ability to refinance mortgage loans which require balloon payments.

     * The ability to complete the anticipated sale of real estate assets to AEGON Advisors.


Item 3.  Quantitative and Qualitative Disclosures About Market
Risk.

There have been no material changes in the market risks of our financial instruments since December 31, 1999.


PART II  OTHER INFORMATION

Item 5.  Other Events.

On May 10, 2000, the Trust became aware of an unsolicited offer from a company identified as Sutter Opportunity Fund, LLC to purchase for cash up to 190,000 shares of the Trust
(approximately 4.9% of the toal outstanding) for $6.05 per share less any distributions paid after May 1, 2000. USP encouraged shareholders to reject the offer based on comparison of the anticipated liquidating distribution with the offer price. This event was reported in a news release dated May 11, 2000. A copy of the news release is included herein as an exhibit to this report.


Item 6.  Exhibits and Reports on Form 8-K.

 (a)  Exhibits.

        (99)   News release dated May 11, 2000.

 (b)  Reports on Form 8-K.

      The Trust reported on a Form 8-K, dated February 1, 2000, that it had signed a contract to sell all of its assets to AEGON USA Realty Advisors, the Trust's advisor. It was also reported that due to the anticipated sale of the real estate assets, regular quarterly distributions have been suspended.


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

                              USP REAL ESTATE INVESTMENT TRUST




                             /s/ Alan F. Fletcher
                             Alan F. Fletcher
                             Vice President and Treasurer
                             (principal financial officer)



                             /s/ Roger L. Schulz
                             Roger L. Schulz
                             Controller
                             (principal accounting officer)



Dated:  May 15, 2000



                         EXHIBIT INDEX




          Exhibit Item      Title or Description

               99           News release dated May 11, 2000