Form 10-K
period 2000-12-31
USP REAL ESTATE INVESTMENT TRUST
filed 2001-03-30
CIK 102438

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

       Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the period from August 10, 2000 to         Commission file number 0-7589
        December 31, 2000


             USP  REAL  ESTATE  INVESTMENT  TRUST
                      LIQUIDATING  TRUST*
    (Exact name of registrant as specified in its charter)

              Iowa                                            42-6603880
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

      4333 Edgewood Road N.E., Cedar Rapids, IA                 52499
      (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (319) 398-8975


      * USP Real Estate Investment Trust Liquidating Trust is the transferee of the remaining funds of USP Real Estate Investment Trust and files reports under USP Real Estate Investment Trust's Commission file number. USP Real Estate Investment Trust filed a Form 15 on August 14, 2000 indicating its' Notice of Termination of Registration and filing requirements.


  Securities registered pursuant to Section 12(b) of the Act:

                             None

  Securities registered pursuant to Section 12(g) of the Act:

                             None


Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes    No
Not applicable.  Reference is made to the Form 15 filed August 14, 2000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [   ]     Not applicable.

The aggregate market value of the voting shares of the registrant held by non-affiliates. Not applicable.

The number of shares of beneficial interest of the registrant outstanding at March 30, 2001 was 3,880,000.

              DOCUMENTS INCORPORATED BY REFERENCE

                              None.


      USP REAL ESTATE INVESTMENT TRUST LIQUIDATING TRUST

                             INDEX


                                                                      Page

Balance Sheet for the period ending December 31, 2000                   1

Statement of Earnings, for the period from August 10, 2000              2
   to December 31, 2000

Statement of Cash Flows, for the period from August 10, 2000
   to December 31, 2000                                                 3

Statement of Beneficiaries' Accounts, for the period from
   August 10, 2000 to December 31, 2000                                 4

Notes to Financial Statements                                           5


ITEMS NOT INCLUDED:

     All other items pursuant to Form 10-K have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


Item 8.  Financial Statements and Supplementary Data

            USP REAL ESTATE INVESTMENT TRUST LIQUIDATING TRUST

                              Balance Sheet

                            December 31, 2000

                               (unaudited)




Assets
Cash and cash equivalents                                $         320,067
                                                         $         320,067


Liabilities and Beneficiaries' Accounts
Liabilities
   Accounts payable                                      $          45,000
                                                                    45,000

Beneficiaries' Accounts
   Beneficial interest (3,880,000 shares)                          275,067
                                                                   275,067
                                                         $         320,067

See the accompanying notes to financial statements.


            USP REAL ESTATE INVESTMENT TRUST LIQUIDATING TRUST

                          Statement of Earnings

         For the period from August 10, 2000 to December 31, 2000

                               (unaudited)




Revenue
   Interest                                             $              569
                                                                       569


Expenses
                                                                       ---

Net earnings                                            $              569

Basic and diluted net earnings per beneficial
interest                                                $              .00

See the accompanying notes to financial statements.


                USP REAL ESTATE INVESTMENT TRUST LIQUIDATING TRUST

                              Statement of Cash Flows

             For the period from August 10, 2000 to December 31, 2000

                                    (unaudited)





Cash flows from operating activities:
   Interest received                                          $        569
      Net cash provided by operating activities                        569

Cash flows from investing activities:
   Funds transferred from USP Real Estate Investment Trust         319,498
      Net cash provided by investing activities                    319,498

Net increase (decrease) in cash and cash equivalents               320,067
Cash and cash equivalents at beginning of year                         ---
Cash and cash equivalents at end of year                      $    320,067

Reconciliation of net earnings to net cash
   provided by operating activities:
   Net earnings                                               $        569
Earnings from operations                                               569
Net cash provided by operating activities                     $        569

See the accompanying notes to financial statements.


                   USP REAL ESTATE INVESTMENT TRUST LIQUIDATING TRUST

                          Statement of Beneficiaries' Accounts

                For the period from August 10, 2000 to December 31, 2000

                                       (unaudited)


                                                Shares of               Total
                                               Beneficial         Beneficiaries'
                                                 Interest              Amount

Balance at August 10, 2000,
 (represented by the August 10, 2000 transfer
  of funds, net of related liabilities, from
  USP Real Estate Investment Trust)             3,880,000           $   274,498
 Net earnings                                         ---                   569
Balance at December 31, 2000                    3,880,000           $   275,067

See the accompanying notes to financial statements.


   USP REAL ESTATE INVESTMENT TRUST LIQUIDATING TRUST

             Notes to Financial Statements

For the period from August 10, 2000 to December 31, 2000

                       Unaudited




1.   General

     In connection with the liquidation and termination of USP Real Estate Investment Trust (the "Trust"), the Trustees of USP Real Estate Investment Trust formed a liquidating trust, USP Real Estate Investment Trust Liquidating Trust (the "Liquidating Trust") on August 10, 2000, into which all of the Trust's remaining funds of $319,498, subject to liabilities of $45,000, were transferred on December 22, 2000. Such transferred amount represented the maximum estimated potential obligation (including administrative costs) of the Liquidating Trust.

     The Trustees of the Liquidating Trust are individuals who were Trustees of the Trust. Each shareholder of the Trust is deemed to be the beneficial owner, in the same comparable percentage ownership, of the Liquidating Trust. It was anticipated that the Liquidating Trust would permit the realization of substantial cost savings in administrative and other expenses until the remaining funds were distributed to the beneficiaries of the Liquidating Trust. The Liquidating Trust expects to pay out the remaining cash to the beneficiaries one year from the establishment of the Liquidating Trust.

     The purpose of the Liquidating Trust was to hold the remaining cash assets of the Trust and payout any liabilities of the Trust or the Liquidating Trust.


2.   Transactions with Affiliates

     On August 10, 2000, the Liquidating Trust contracted with AEGON USA Realty Advisors, Inc. (AEGON Advisors) to provide administrative services for an annual fee of $15,000. The administrative agreement is for a one-year term, automatically renewed annually and cancelable upon a 30-day written notice from either party.


3. The net earnings per share of beneficial interest are based on the number of interests outstanding in the Liquidating Trust
  (3,880,000).



                           SIGNATURES




  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       USP REAL ESTATE INVESTMENT TRUST LIQUIDATING TRUST





/s/ Richard M. Osborne              /s/ Samuel L. Kaplan
      Richard M. Osborne                  Samuel L. Kaplan
      Liquidating Trustee                 Liquidating Trustee




March 30, 2001